Form 10-Q
period 2008-06-30
Iron Head Mining Corp.
filed 2008-08-08
CIK 1435039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

Commission File Number: 333-151312

IRON HEAD MINING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

26-2230717

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

2118 – 102nd Crescent, North Battleford, Saskatchewan, Canada

S9A 1J5

(Address of principal executive offices)

(Zip Code)

1-800-609-0775

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last rpoert)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes     [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  [X]  Yes     [  ]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of July 28, 2008, there were 9,250,000 common shares issued and outstanding

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

Iron Head Mining Corporation

(An Exploration Stage Company)

Unaudited Condensed Financial Statements

For the period from

April 27, 2007 (Inception)

to June 30, 2008

Iron Head Mining Corporation

(An Exploration Stage Company)

Index to Unaudited Condensed Financial Statements

For the period from April 27, 2007 (Inception) to June 30, 2008

  Page(s)

Unaudited Financial Statements:

Condensed Balance Sheets as of June 30, 2008 and December 31, 2007

Condensed Statements of Operations for the three and six months ended June 30, 2008, the period from inception (April 27, 2007) through June 30, 2007, and the period from inception (April 27, 2007)

    through June 30, 2008

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from inception (April 27, 2007) through June 30, 2008

Condensed Statements of Cash Flows for the six months ended June 30, 2008, the period from inception (April 27, 2007) through June 30, 2007, and the period from inception (April 27, 2007) through June 30, 2008

Notes to the Unaudited Condensed Financial Statements

7-10

Iron Head Mining Corporation

(An Exploration Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash	$3,371	$-
Stock subscriptions receivable	-	9,250
Total current assets	3,371	9,250

Total assets	$3,371	$9,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$4,000	$-
Total current liabilities	4,000	-

Stockholders’ Equity (Deficit)
Common stock, par value $.001, 75,000,000 shares
authorized, 9,250,000 shares issued and outstanding	9,250	9,250
Additional paid-in capital	3,120	200
Deficit accumulated during the exploration stage	(12,999)	(200)
Total stockholders’ equity (deficit)	(629)	9,250

Total liabilities and stockholders’ equity (deficit)	$3,371	$9,250

See accompanying notes to the unaudited condensed financial statements.

4

Iron Head Mining Corporation

(An Exploration Stage Company)

Condensed Statements of Operations

(Unaudited)

			Period From	Period From
	Three Months	Six Months	Inception (April	Inception (April
	Ended	Ended	27, 2007) through	27, 2007) through
	June 30, 2008	June 30, 2008	June 30, 2007	June 30, 2008

Revenues:	$ -	$ -	$ -	$ -

Operating expenses:
Mining exploration costs	-	2,500	-	2,500
Selling, general and administrative expenses	7,180	10,299	-	10,499
Operating loss before income taxes	(7,180)	(12,799)	-	(12,999)

Income tax expense (benefit)	-	-	-	-

Net loss available to common shareholders	$ (7,180)	$ (12,799)	$ -	$ (12,999)

Basic and diluted loss per common share	$ (.00)	$ (.00)	$ (.00)

Weighted average common shares outstanding	9,250,000	9,250,000	4,335,938

See accompanying notes to the unaudited condensed financial statements.

Iron Head Mining Corporation

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the period from April 27, 2007 (Inception) to June 30, 2008

(Unaudited)

				Deficit
			Additional	Accumulated	Total
	Common Shares		Paid-in	During the	Stockholders’
	Shares	Amount	in Capital	Exploration Stage	Equity (Deficit)

Balance, April 27, 2007 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at
$.001 per share, May 31, 2007	9,250,000	9,250	-	-	9,250

Loss during the period from
Inception to December 31, 2007	-	-	-	(200)	(200)

Contributed capital	-	-	200	-	200

Balance, December 31, 2007	9,250,000	9,250	200	(200)	9,250

Loss for the six months
ended June 30, 2008	-	-	-	(12,799)	(12,799)

Waived mining costs	-	-	2,500	-	2,500

Contributed capital	-	-	420	-	420

Balance, June 30, 2008	9,250,000	$9,250	$3,120	$(12,999)	$(629)

See accompanying notes to the financial statements.

Iron Head Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception	From Inception
	For the Six		(April 27, 2007)	(April 27, 2007)
	Months Ended		Through	Through
	June 30, 2008		June 30, 2007	June 30, 2008

Cash flows from operating activities:
Net loss	$(12,799)		$-	$(12,999)
Adjustments to reconcile net loss to
net cash used in operating activities:
Mining expenses waived	2,500		-	2,500
Change in operating liabilities:
Increase in accounts payable	4,000		-	4,000
Net cash used in operating activities	(6,299)		-	(6,499)

Cash flows from investing activities:
Net cash provided by investing activities	-		-

Cash flows from financing activities:
Contributed capital	420	-		620
Collection of subscriptions receivable	9,250			9,250
Net cash provided by financing activities	9,670		-	9,870

Net increase in cash and cash equivalents	3,371		-	3,371

Cash at beginning of period	-		-	-
Cash at end of period	$3,371		$-	$3,371

Supplemental Cash Flow Information:

Cash paid for interest	$-		$-	$-
Cash paid for income taxes	$-		$-	$-

Non-cash investing and financing activities:

Shares issued for subscriptions
Receivable	$-		$9,250	$9,250

See accompanying notes to the financial statements.

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2008

(Unaudited)

1.  ORGANIZATION

The accompanying unaudited financial statements of Iron Head Mining Corporation (the “Company”) (formerly known as Adicus Energy Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registation statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2007 as reported in Form S-1, have been omitted.

The Company was incorporated on April 27, 2007 in the State of Nevada.  The Company’s operations are primarily based in North Battleford, SK, Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

The Company is an exploration stage company that engages primarily in the acquisition, exploration, and development of resource properties.  The Company has obtained an option to acquire a 100 percent interest in a mineral claim located in the Smithers Mining Region in the Province of British Columbia, Canada.  The Company is currently conducting mineral exploration activities on the mineral claim in order to assess whether it possesses commercially exploitable reserves of silver, gold, lead or zinc.  To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

2.  SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties, and markets that could affect the financial statements and future operations of the Company.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

 Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2008

(Unaudited)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINERAL ACQUISITION AND EXPLORATION COSTS

The Company has been in the exploration stage since its formation on April 27, 2007 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

NET INCOME OR (LOSS) PER SHARE OF COMMON STOCK

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

			Period of
			April 27, 2007
	Three Months	Six Months	(Inception) to
	Ended June 30, 2008		June 30, 2007

Net Loss	$(7,180)	$(12,799)	$-

Weighted average common shares
outstanding (Basic)	9,250,000	9,250,000	4,335,938
Options	-	-	-
Warrants	-	-	-

Weighted average common shares
outstanding (Diluted)	9,250,000	9,250,000	4,335,938

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2008

(Unaudited)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning January 1, 2009.  We are currently evaluating the provisions of FAS 141(R) and FAS 160.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115.” This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.”  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.”  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2008

(Unaudited)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

3.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2008, the Company has negative working capital of $629 and an accumulated deficit of $12,999.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of mineral reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are in the business of mineral exploration.  We have obtained an option to acquire a 100% interest in a mineral claim located in the Smithers Mining Region in the Province of British Columbia, Canada (the “Keoni1 Claim”).  Our objective is to conduct mineral exploration activities on the mineral claim in order to assess whether it possesses commercially exploitable reserves of silver, gold, copper or zinc.  Our plan is to carry out an exploration program on the mineral claim in order to make an assessment of the commercial potential of this mineral claim.

Iron Head Mining Corporation is a Nevada corporation originally incorporated as Adicus Energy Corp. on April 27, 2007.  We changed our name on October 16, 2007, to Iron Head Mining Corporation.

Our business plan is to proceed with the exploration of the Keoni1 Claim to determine if it contains commercially exploitable reserves of silver, gold, lead or zinc.  We have decided to proceed with Phase I of the exploration program, as detailed below.  We will assess whether to proceed to Phase II of the recommended geological work program upon completion of an assessment of the results of Phase I of the geological work program.

We anticipate that Phase I of the recommended geological work program will cost approximately $2,000.  We had approximately $3,371 in cash reserves as of June 30, 2008.  Phase I of the program has been delayed, due to extreme weather conditions in the area, and will commence mid to late summer, 2008.  While the Company has sufficient cash on hand to commence with Phase I, the Company anticipates the need for additional financing either through loans or the sale of additional securities of the Company.  Mr. Waters, our sole officer and director, has verbally agreed not to take any fees for services as an officer and director of the Company until the completion of Phase II, reducing the total working capital required during Phase I and Phase II.  In consideration of these facts, we anticipate having sufficient funds to complete Phase I of the geological work program.

We believe that our cash reserves will not be sufficient to meet our obligations for the next twelve month period, including legal and accounting expense to comply with our obligations, under the Securities Exchange Act of 1934 (“Exchange Act”), as a reporting issuer.  These expenses will be in addition to the cost of completing Phase I of the exploration program.   In order to proceed with Phase I and complete our filing requirements under the Exchange Act, we will need to secure additional funding, either through loans, equity, or a combination of both.  We do not have any arrangements in place for future financing.

We will require additional funding in the event that we decide to proceed with Phase II of the exploration program.  The anticipated cost of the Phase II exploration program is $15,000 which is in excess of our projected cash reserves remaining upon completion of Phase I of the exploration program.  We anticipate that additional funding will be in the form of equity financing from the sale of additional shares of our common stock.  We do not have any arrangements in place for any future equity financing.

We will require additional funding in the event that we decide to proceed with Phase III of the exploration program.  The anticipated cost of the Phase III exploration program is $75,000.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We do not have any arrangements in place for any future equity financing.

If we do not make the required exploration expenditures, as per the Option Agreement on the claim, of $2,000 by September 30, 2008, or $25,000 in aggregate by September 1, 2009, or the Option payments of $2,500 by October 30, 2008, or $50,000 in aggregate by September 1, 2009, then our Option will terminate and we will lose all our rights and interest in the Keoni1 Claim. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding.  We have not undertaken any efforts to locate a joint venture partner.  We may also pursue acquiring interests in alternate mineral properties in the future.

Geological Report and Recommended Work Program

We have obtained a geological property evaluation report on the Silver Vista property, which is adjacent to the Keoni1 claim.

We feel a three-phased exploration program is required, each phase subject to results of the preceding phase.  The program consists of reconnaissance of the property to determine location and condition of underground workings, check geological samples, compile data, perform surface and underground mapping, and do sampling and prospecting followed by diamond drilling.

The following outlines the phases and estimated costs of this recommended work program:

PHASE I

- -------

Reconnaissance including location and condition of workings and check sampling           $  2,000

PHASE II

- --------

1.

Data compilation and preparation of composite map

$  2,000

2.

Surface geological mapping, prospecting, sampling

$  2,000

3.

Underground geological mapping and sampling

$  1,000

4.

Transportation, truck, rental, gas, supplies

$  3,000

5.

Accommodation, meals, etc.

$  1,000

6.

Engineering, supervision, reports

$  3,000

----------

                          Contingency

$  3,000

----------

                          TOTAL PHASE II

$ 15,000

======

PHASE III

- ---------

Phase III work is dependent upon results of Phase II, but would likely consist of diamond drilling.

Preliminary Allowance, 3,000 feet at $25/ft

$ 75,000

-----------

                          TOTAL PHASE III

$ 75,000

======

TOTAL (EST.) COST ALL PHASES

$ 92,000

======

The report also advises that additional work could be designed following the above phases.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of June 30, 2008 he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Iron Head’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of the Company's internal control over financial reporting as of the quarter end dated June 30, 2008. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, we have concluded that, as of quarter ended June 30, 2008, our internal control over financial reporting is effective based on those criteria.

PART II – OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws[2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]  Incorporated by reference from the Company's S-1 filed with the Commission on May 30, 2008.

[2]  Incorporated by reference from the Company's S-1 filed with the Commission on May 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                IRON HEAD MINING CORPORATION

/s/ Ken Waters

Ken Waters, President, Chief Financial Officer/Controller, Director