Form 10-Q
period 2008-09-30
Iron Head Mining Corp.
filed 2008-11-14
CIK 1435039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2008

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes     [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2008, there were 9,250,000 common shares issued and outstanding

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

Iron Head Mining Corporation

(An Exploration Stage Company)

Unaudited Financial Statements

September 30, 2008

Iron Head Mining Corporation

(An Exploration Stage Company)

Index to the Unaudited Financial Statements

September 30, 2008

  Page(s)

Balance Sheets

4

Statements of Operations

5

Statement of Changes in Stockholders’ Equity (Deficit)

6

Statements of Cash Flows

7

Notes to the Unaudited Financial Statements

8-10

Iron Head Mining Corporation

(An Exploration Stage Company)

Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash	$ -	$ -
Subscriptions receivable	-	9,250
Total current assets	-	9,250

Total assets	$ -	$ 9,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 1,254	$ -
Total current liabilities	1,254	-

Stockholders’ Equity (Deficit)
Common stock, par value $.001, 75,000,000 shares
authorized, 9,250,000 shares issued and outstanding	9,250	9,250
Additional paid-in capital	9,542	200
Deficit accumulated during the exploration stage	(20,046)	(200)
Total stockholders’ equity (deficit)	(1,254)	9,250

Total liabilities and stockholders’ equity (deficit)	$ -	$ 9,250

See accompanying notes to the unaudited financial statements.

Iron Head Mining Corporation

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	For the Three	For the Three	For the Nine	From April 27,	From April 27,
	Months Ended	Months Ended	Months Ended	2007 (Inception)	2007 (Inception)
	September 30,	September 30,	September 30,	to September 30,	to September 30,
	2008	2007	2008	2007	2008

Revenues:	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Mining exploration costs	-	-	2,500	-	2,500
Selling, general, and administrative	7,047	-	17,346	-	17,546
Operating loss before income taxes	(7,047)	-	(19,846)	-	(20,046)

Income tax benefit (expense)	-	-	-	-	-

Net loss available to common stockholders	$ (7,047)	$ -	$ (19,846)	$ -	$ (20,046)

Basic and diluted loss per common share	$ (0.00)	$ -	$ (0.00)	$ -

Weighted average common shares
outstanding	9,250,000	9,250,000	9,250,000	7,233,974

See accompanying notes to the unaudited financial statements.

          Iron Head Mining Corporation

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the period from April 27, 2007 (Inception) to September 30, 2008

(unaudited)

				Deficit
			Additional	Accumulated	Total
	Common Shares		Paid-in	During the	Stockholders’
	Shares	Amount	Capital	Exploration Stage	Equity (Deficit)
Balance, April 27, 2007
(Inception)	-	$ -	$ -	$ -	$ -

Common shares issued for
cash at $.001 per share,
May 31, 2007	9,250,000	9,250	-	-	9,250

Loss during the period from
April 27, 2007 (Inception) to
December 31, 2007	-	-	-	(200)	(200)

Contributed capital	-	-	200	-	200

Balance, December 31, 2007	9,250,000	9,250	200	(200)	9,250

Loss for the nine months
ended September 30, 2008	-	-	-	(19,846)	(19,846)

Waived mining costs (Note 4)	-	-	2,500	-	2,500

Contributed capital	-	-	6,842	-	6,842

Balance, September 30, 2008	9,250,000	$ 9,250	$ 9,542	$ (20,046)	$ (1,254)

See accompanying notes to the unaudited financial statements.

Iron Head Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

		For the Period	For the Period
	For the Nine	from April 27,	from April 27,
	Months Ended	2007 (Inception)	2007 (Inception)
	September 30,	to September 30,	to September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$ (19,846)	$ -	$ (20,046)
Adjustments to reconcile net loss to
net cash used in operating activities:
Waived mining expenses	2,500	-	2,500
Changes in operating liabilities:
Increase in accounts payable	1,254	-	1,254
Net cash used in operating activities	(16,092)	-	(16,292)

Cash flows from investing activities:	-	-	-
Net cash provided by investing
activities	-	-	-

Cash flows from financing activities:
Proceeds from subscriptions receivable	9,250	-	9,250
Contributed capital	6,842	-	7,042
Net cash provided by financing activities	16,092	-	16,292

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the unaudited financial statements.

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2008

(unaudited)

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Iron Head Mining Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form S-1 filed on May 30, 2008.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2008.

2.

ORGANIZATION

Formerly known as Adicus Energy Corporation, the Company was incorporated on April 27, 2007 in the State of Nevada.  The Company’s operations are primarily based in North Battleford, SK, Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of resource properties.  In January 2008, the Company entered into an option to purchase a certain mineral claim located in the Smithers Mining Region in the Province of British Columbia, Canada.  Although the option has been terminated (see Note 4), the Company intends to reinstate the option and start conducting mineral exploration activities on the mineral claim in the spring of 2009 in order to assess whether it possesses commercially exploitable reserves of silver, gold, lead or zinc.  To date, the Company’s activities have been limited to its formation, minimal operation and exploration, and the raising of equity capital.

3.

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (continued)

September 30, 2008

(unaudited)

3.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The Company’s functional and reporting currency is the U.S. dollar, but the Company may engage in transactions in Canada.  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" as follows:

i)

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

ii)

Equity at historical rates.

iii)

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gain or losses were recorded from inception (April 27, 2007) to September 30, 2008.

4.

MINERAL CLAIM OPTION AGREEMENT

In January 2008, the Company entered into an option to purchase a certain mineral claim (the “Option”) located in the Smithers Mining Region of British Columbia from the Company’s Assistant Secretary (the “Optioner”).  The Option provides for the Company to acquire a 100 percent undivided interest in the aforementioned mineral claim, free and clear of all charges, encumbrances and claims in exchange for an initial payment of $2,500, which amount was waived and treated as a capital contribution upon the Option’s inception.  In addition, the Company was required to make payments pursuant to the Option as follows:

Payment No.	Amount	Date
1	$ 2,500	10/30/2008
2	$ 5,000	05/31/2009
3	$ 42,500	09/01/2009

The Company was also required to incur exploration expenditures of up to $25,000 related to the mineral claims acquired prior to the end of given periods as per the schedule below:

Payment No.	Amount	Date
1	$ 2,000	09/30/2008
2	$ 10,000	10/30/2008
3	$ 13,000	09/01/2009

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (continued)

September 30, 2008

(unaudited)

5.

MINERAL CLAIM OPTION AGREEMENT (CONTINUED)

If the Company was to incur less in exploration expenditures during a given period than the amounts listed in the schedule above, it would be required to pay the difference to the Optioner prior to the expiration of that period.  If the Company incurs more in exploration expenditures that the amounts as per the schedule above, the excess amount will be carried forward and applied to the exploration expenditures to be incurred in succeeding periods.  The Option is terminable by the Company at its sole discretion upon giving proper notice to its Assistant Secretary of its intent to terminate.

The Company did not incur the $2,000 in exploration expenditures by September 30, 2008, as required by the Option, nor did it make any payments to the Optioner.  Accordingly, the Option has been deemed terminated.  The Optioner has represented that the Company can reinstate the option once the Company acquires adequate cash to meet the Option payment and exploration requirements.  The Company anticipates initiating a stock offering in the spring of 2009, the proceeds from which will be used to bring the Option payments current and reinstate the Option.

5.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2008, the Company has a negative working capital balance of $1,254 and an accumulated deficit of $20,046.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are in the business of mineral exploration.  In January 2008, we obtained an option to acquire a 100% interest in a mineral claim located in the Smithers Mining Region in the Province of British Columbia, Canada (the “Keoni1 Claim”).  Although the option has temporarily been terminated due to our inability to meet option payment and exploration cost requirements, our objective is to retain the option in spring of 2009 and conduct mineral exploration activities on the mineral claim in order to assess whether it possesses commercially exploitable reserves of silver, gold, copper or zinc.  Our plan is to carry out an exploration program on the mineral claim in order to make an assessment of the commercial potential of this mineral claim.

Iron Head Mining Corporation is a Nevada corporation originally incorporated as Adicus Energy Corp. on April 27, 2007.  We changed our name on October 16, 2007, to Iron Head Mining Corporation.

Our business plan is to retain the option to acquire interest in and proceed with the exploration of the Keoni1 Claim to determine if it contains commercially exploitable reserves of silver, gold, lead, or zinc.  We have decided to proceed with Phase I of the exploration program, as detailed below.  We will assess whether to proceed to Phase II of the recommended geological work program upon completion of an assessment of the results of Phase I of the geological work program.

We anticipate that Phase I of the recommended geological work program will cost approximately $2,000.  We had approximately $0 in cash reserves as of September 30, 2008.  Phase I of the program has been delayed, due to extreme weather conditions in the area, and will commence mid to late summer, 2009.  While the Company has sufficient cash on hand to commence with Phase I, the Company anticipates the need for additional financing either through loans or the sale of additional securities of the Company.  Mr. Waters, our sole officer and director, has verbally agreed not to take any fees for services as an officer and director of the Company until the completion of Phase II, reducing the total working capital required during Phase I and Phase II.  In consideration of these facts, we anticipate having sufficient funds to complete Phase I of the geological work program.

We have no cash reserves available to meet our obligations for the next twelve month period, including legal and accounting expense to comply with our obligations, under the Securities Exchange Act of 1934 (“Exchange Act”), as a reporting issuer.  These expenses will be in addition to the cost of completing Phase I of the exploration program.   In order to proceed with Phase I and complete our filing requirements under the Exchange Act, we will need to secure additional funding, either through loans, equity, or a combination of both.  We do not have any arrangements in place for future financing.

We will require additional funding in the event that we decide to proceed with Phase II of the exploration program.  The anticipated cost of the Phase II exploration program is $15,000, which is in excess of our projected cash reserves remaining upon completion of Phase I of the exploration program.  We anticipate that additional funding will be in the form of equity financing from the sale of additional shares of our common stock.  We do not have any arrangements in place for any future equity financing.

We will require additional funding in the event that we decide to proceed with Phase III of the exploration program.  The anticipated cost of the Phase III exploration program is $75,000.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We do not have any arrangements in place for any future equity financing.

We did not incur the $2,000 in exploration expenditures by September 30, 2008, as required by the Option agreement, nor did we make any payments to the Optioner in lieu of exploration.  Accordingly, the Option is currently deemed terminated.  The Optioner has represented that we can retain the option once we acquire adequate cash to meet the Option payment and exploration requirements.  The Company anticipates initiating a stock offering in the spring of 2009, the proceeds from which will be used to bring the Option payments current and retain the Option.  We may also consider bringing in a joint venture partner to provide the required funding.  We have not undertaken any efforts to locate a joint venture partner.  We may also pursue acquiring interests in alternate mineral properties in the future.

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

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of September 30, 2008 he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

We have assessed the effectiveness of the Company's internal control over financial reporting as of the quarter end dated September 30, 2008. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, we have concluded that, as of the quarter ended September 30, 2008, our internal control over financial reporting is effective based on those criteria.

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