Form 10-K
period 2008-12-31
Iron Head Mining Corp.
filed 2009-03-20
CIK 1435039

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-138927

IRON HEAD MINING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-2230717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2118 102nd Crescent
North Battleford, Saskatchewan, Canada	S9A 1J5
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (800) 609-0775

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]    No [  ]

As of February 16, 2009, there were 9,250,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 7,250,000 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is approximately $0.00 as our common stock does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).
Not Applicable.

TABLE OF CONTENTS

Item Number and Caption

Page

Cautionary Statements Regarding Forward-Looking Information

4

Description Of Business

4

Item 1A. Risk Factors.

9

Item 1B.

Unresolved Staff Comments.

9

Item 2.

Properties.

9

Item 3.

Legal Proceedings.

10

Item 4.

Submission Of Matters To A Vote Of Security Holders.

10

Part II

……………………………………………………………………………………………10

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.  10

Item 6.

Selected Financial Data.

10

Item 7.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.  11

Item 8 – Financial Statements And Supplementary Data.

13

Item 9.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure  27

Item 9A.[T]

Controls And Procedures

27

Item 9B.

Other Information

28

Part III

……………………………………………………………………………………………28

Item 10.

Directors, Executive Officers, And Corporate Governance

28

Item 11.

Executive Compensation

29

Item 12.

Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters  31

Item 13.

Certain Relationships And Related Transactions, And Director Independence

31

Item 14.

Principal Accountant Fees And Services

31

Part IV

……………………………………………………………………………………………32

Item 15.

Exhibits And Financial Statement Schedules

32

Signatures

33

1

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Business.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Iron Head,” “we,” “us,” or “our” are to Iron Head Mining Corporation.

Description of Business

General Information

Iron Head Mining Corporation (“Iron Head” or the “Company”) was incorporated in the State of Nevada on April 27, 2007, as Adicus Energy Corp.  We changed our name on October 16, 2007 to Iron Head Mining Corp.  We are in the business of mineral exploration.  Ken Waters was named as President, Treasurer, Secretary, and Director of the Company.

As of December 31, 2008, we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.  Please refer to note 6 of our financial statements.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share, and have 9,250,000 common shares issued and outstanding as of December 31, 2008.

We have completed a Form S-1 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 7,250,000 shares of our common stock in connection with an offering of the 7,250,000 shares by the selling stockholders.

Our principal offices are located at 2118 – 102nd Crescent, North Battleford, SK, Canada, S9A 1J5, and our telephone number is (800) 609-0775.

Business Development

Iron Head has no revenues and limited operations.  We have sustained losses since inception, April 27, 2007, to December 31, 2008 of $22,596 and rely solely upon loans from our corporate officers and directors for funding.

Iron Head has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.  The Company, its directors, officers, affiliates, and promoters have not and do not have any present intentions to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

1

Business of Issuer

Definition of Mining Terms

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties.  Mining terms in this section have the meanings indicated:

❖

Andesitic:  relating to ansedite, a medium-dark, volcanic rock containing about 60% silica and moderate amounts of iron and magnesium

❖

Breccia:  A clastic rock in which the gravel-sized particles are angular in shape and make up an appreciable volume of the rock

❖

Early Upper Cretaceous: approximately 70 to 100 million years ago

❖

Eocene: approximately 35 to 55 million years ago

❖

Greywacke: an impure sandstone consisting of rock fragments and grains of quartz and feldspar in a matrix of clay-sized particles

❖

Lower Jurassic:  approximately 180 to 205 million years old

❖

Mineral:  A naturally occurring inorganic solid that has a well-defined chemical composition and in which atoms are arranged in an ordered fashion

❖

Mineral Deposit: Any natural concentration of a valuable material in the Earth's crust, whether that material can be extracted profitably or not

❖

Miocene:  approximately 5 to 24 million years old

❖

Ore: The naturally occurring material from which a mineral or minerals of economic value can be extracted at a profit

❖

Ore Deposit: A continuous well-defined mass of material of sufficient ore content to make extraction economically feasible. compare mineral deposit

❖

Plug:  a small offshoot from a mass of volcanic rock

❖

Reserves:  That portion of the resources for a valuable mineral commodity that can be extracted from the Earth at a profit today

❖

Rhyolitic: relating to rhyolite, a volcanic rock that is characteristically light in color and contains approximately 70% silica and is rich in potassium and sodium

❖

Trench:  A long, narrow, steep-walled, often arcuate depression in the ocean floor, much deeper than the adjacent ocean and associated with a subduction zone

❖

Tuff:  rock composed of fine volcanic ash heading

Option Agreement

We entered into an Option Agreement dated January 15, 2008 with Scott C. Houghton, the Company’s Assistant Secretary.  Under the Option Agreement, we were granted the exclusive right and option to acquire a 100% interest in the Keoni1 Claim for a total consideration of $50,000 US plus the payment of exploration and development expenditures on the claim totaling $25,000 US.

We were to make a cash payment of $2,500 to Scott C. Houghton at execution under the Option Agreement, which was waived and treated as a capital contribution.  In order to exercise the Option we were required to make additional payments as follows:

(1)

$2,500 US on or before October 30, 2008;

(2)

$5,000 US on or before May 31, 2009;

(3)

$42,500 US on or before September 1, 2009.

In addition, we were required to incur expenditures in the exploration of the Keoni1 Claim in the following amounts by the following dates in order to exercise the option:

(1)

$2,000 US by September 30, 2008;

(2)

$10,000 US by November 30, 2008;

(3)

$13,000 US by September 1, 2009.

If we incurred any exploration expenditures in excess of the requirement in any period the excess may have been carried forward and applied to expenditures required in succeeding periods.

The Company did not incur the $2,000 in exploration expenditures by September 30, 2008, as required by the Agreement, nor did it make the $2,500 payment to the Optionor before October 30, 2008.  Accordingly, the Company gave termination notice to the Optionor and the Option has been deemed terminated as of December 31, 2008.  The Optionor has represented that the Company may reinstate the option once the Company acquires adequate cash to meet the Option payment and exploration requirements.  The Company anticipates initiating a stock offering in the spring of 2009, the proceeds of which will be used to bring the Agreement current and reinstate the Option.

The mineral claim is in the Smithers Mining Region of the Province of British Columbia in the country of Canada and is referred to by us as the Keoni1 Claim. Our business plan is to carry out exploration work on the Keoni1 Claim in order to ascertain whether it possesses commercially developable quantities of gold, silver, lead, or zinc.  We can provide no assurance that a commercially viable mineral deposit, or reserve, exists in the Keoni1 Claim until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility.

Location and Access of the Keoni1 Claim

The Keoni1 Claim consists of a mineral claim covering approximately 250 acres located in the Smithers Mining Region in the Province of British Columbia, Canada. The claim is comprised of the mineral claim number 567732 (the “Property”).

The Property is located approximately 35 miles northeast of Smithers, in the west central region of British Columbia and 3 miles west of the northwest arm of Babine Lake.  Access to the area of claims in this region is by way of 30 miles along Babine Lake Road, and then via the Nilkitkwa Forest Service Road for 17 miles.  At this point a westerly turn along 4200 Road leads to the claim.

Prior Exploration of the Tork (currently known as Silver Vista) mineral claims, Adjacent to the Keoni1 claim

For almost 20 years mineralization has been known to exist in this area. Prior to the Silver Vista claim it was staked as the Tork mineral claims group during the late 1980’s.  Apparently no assays were taken.  The area was staked by Mr. Keefe in 1990 with funding from the Government of British Columbia. During limited exploration, three promising malachite-azure breccia (surface veins) showings were discovered.  In 1991 the property was optioned by Mr. Keefe to Equity Silver Mines, whose main goal was the discovery of a source of mill feed for the Equity Silver Mine. The Keoni1 Claim is located adjacent to the Silver Vista group of claims.

Further reporting of trenching by Equity Silver Mines Ltd. in 1990 showed the existence of a sub-economic zone of copper-silver mineralization approximately 325 feet long and 55.7 feet wide. The entire program consisted of 14 holes over 1,409 feet along strike and down dip limits of the mineralized zone indicated in the trenching.  Equity Silver Mines went on to report 145 samples were assayed by ICP.  In total, 91 samples were analyzed for silver, copper, gold, lead, iron, and arsenic. Equity Silver Mines spent a total of $71,639 in 1991 on the MR1 claim (currently Silver Vista).

Hudson Bay Exploration and Development Ltd. optioned the property from Shawn Tufford who re-staked it in 1997.   Further ground electromagnetic and magnetic survey was carried out over a flagged grid of 1.3 miles where a magnetic ground survey was conducted over mineralized trench area with no significant magnetic signatures present. We know of no other work that was carried out on the site.

Mineralization

The regional geology in the Skeena arch portion of the Stikine Terrane is comprised of an incomplete succession of volcanic and sedimentary rocks ranging in age from Lower Jurassic to Miocene.

The region is dominated by a marine and non-marine arc assemblage. Lower Jurassic strata are mainly rhyolitic to andesitic air fall tuffs and breccias with minor intercalated lava flows. Middle Jurassic rocks comprise a mainly marine sequence of tuffs, volcaniclastic sediments, shales, and greywackes. The stratigraphic interval between Upper Jurassic and Early Upper Cretaceous is occupied regionally by Bowser Lake Group and Skeena Group sediments. The Kasalka and Ootsa Lake Groups of continental volcanics rocks were deposited mainly on the southeast side of the Skeena arch in late Upper Cretaceous to Eocene time into down-drop basins typical of this portion of Stikinia. The layered succession has been intruded by Upper Jurassic to middle Miocene age plugs and stocks.

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

Administration

Mr. Waters has not entered into a management agreement.  He will, however, offer his time as President, Treasurer, Secretary and Director and provide office administration services to the firm with no financial compensation until such time as the Company acquires additional financing following the completion of Phase I.

Compliance with Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada, generally, and in the Province of British Columbia, specifically. In addition, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We can provide no assurance that such approvals will be obtained.  The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We have budgeted for regulatory compliance costs in the proposed work program recommended by the geological report.  We will have to sustain the cost of reclamation and environmental mediation for all exploration (and development) work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in Phase I because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment.

Employees

We have no employees, as of the date of this Report.

We do not pay any compensation to our officers and directors solely for serving as directors on our board of directors.

We conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceedings.

Reorganizations, Purchases or Sales of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B.

   UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.

PROPERTIES.

According to the Option Agreement we previously possessed, once renewed, the Option will give us the rights to explore, develop, mine and acquire a 100% interest in the Keoni1 property, as described in the section above entitled Description of Business.  We currently do not own or lease any property.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3.

LEGAL PROCEEDINGS.

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings that are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

“Bid” and “ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “IRMN.OB” since November 10, 2008. However, our stock has never traded.

As of February 16, 2009, we had 30 stockholders of record of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, we did not issue any securities without registration under the Securities Act of 1933.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have generated no revenues since inception (April 27, 2007) and have incurred $22,596 in expenses through December 31, 2008.

The following table provides selected financial data about our company as of and for the year ended December 31, 2008.

Balance Sheet Data:	December 31, 2008

Cash	$-
Total assets	$-
Total liabilities	$100
Stockholders' deficit	$(100)

Net cash provided by financing activities since inception through December 31, 2008, was $19,996, consisting of $10,746 in contributed capital and $9,250 in proceeds from the sale of our common stock.

Plan of Operation

Our business plan is to proceed with the exploration of the Keoni1 mineral claim in summer of 2009, to determine if it contains commercially exploitable reserves of silver, gold, lead or zinc.  Once we commence exploration, we will proceed with Phase I of the exploration program.  We will assess whether to proceed to Phase II of the recommended geological work program upon completion of an assessment of the results of Phase I of the geological work program.

We anticipate that Phase I of the recommended geological work program will cost approximately $2,000.  We had $0 in cash reserves as of December 31, 2008.  Phase I of the program has been delayed, due to a lack of financing, and is expected to commence mid to late summer 2009.  The Company anticipates the need for additional financing either through loans or the sale of additional securities of the Company.  Mr. Waters has verbally agreed not to take any fees for services as an officer and director of the Company until the completion of Phase II, reducing the total working capital required during Phase I and Phase II.

Our cash reserves are insufficient to meet our obligations for the next twelve month period to pay for the legal and accounting expense of complying with our obligations, under the Securities Exchange Act of 1934, as a reporting issuer and our potential obligations under the Option Agreement on the property.  We will be seeking additional funding through a registration statement in early spring 2009.

We will require additional funding in the event that we decide to proceed with Phase II of the exploration program.  The anticipated cost of the Phase II exploration program is $15,000, which is in excess of our current cash reserves.  We anticipate that additional funding will be in the form of equity financing from the sale of additional shares of our common stock.  However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase II of the exploration program.  We do not believe that debt financing will be a viable funding alternative for Phase II of the exploration program.  We do not have any arrangements in place for any future equity financing.

We will require additional funding in the event that we decide to proceed with Phase III of the exploration program.  The anticipated cost of the Phase III exploration program is $75,000.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or loans, or both.  However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock or loans to fund Phase III of the exploration program.  We believe that debt financing may be an alternative for funding Phase III of the exploration program.  We do not have any arrangements in place for any future equity or debt financing.

We did not make the required exploration expenditures of $2,000 by September 30, 2008 or the Option payments of $2,500 by October 30, 2008.  Therefore, our Option is considered terminated.  However, the Optionor has indicated that the Option can be reinstated once the Company acquires adequate cash to meet the Option payment and exploration requirements. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding.  We have not undertaken any efforts to locate a joint venture partner.  In addition, we cannot provide any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Keoni1 Claim.  We may also pursue acquiring interests in alternate mineral properties in the future.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from business operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing stockholders.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

Since inception our main source for cash has been the sale of our equity securities.  Upon inception, we issued 9,250,000 shares of common stock at $.001 par value to 30 stockholders, including our officer and director, for $9,250 in cash.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of December 31, 2008, our cash and total assets were $0  and our total liabilities were $100.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Iron Head Mining Corporation

(An Exploration Stage Company)

Audited Financial Statements

For the year ended December 31, 2008,

the period from April 27, 2007 (inception) to December 31, 2007, and the period from April 27, 2007 (inception) to December 31, 2008

Iron Head Mining Corporation

(An Exploration Stage Company)

Index to Audited Financial Statements

For the year ended December 31, 2008,

the period from April 27, 2007 (inception) to December 31, 2007, and the period from April 27, 2007 (inception) to December 31, 2008

   Page(s)

Report of Independent Registered Public Accounting Firm

15

Audited Financial Statements:

Balance Sheets as of December 31, 2008 and December 31, 2007

16

Statements of Operations for the year ended December 31, 2008; the period from

   April 27, 2007 (inception) to December 31, 2007; and from April 27, 2007 (inception)

   to December 31, 2008

17

Statements of Changes in Stockholders’ Equity (Deficit) for the period from

   April 27, 2007 (Inception) to December 31, 2008

18

Statements of Cash Flows for the year ended December 31, 2008; the period from

April 27, 2007 (inception) to December 31, 2007; and from April 27, 2007 (inception)

    to December 31, 2008

 19

Notes to the Financial Statements

                                                                              20-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Iron Head Mining Corporation

We have audited the accompanying balance sheets of Iron Head Mining Corporation (an exploration stage company) (the Company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008, the period from April 27, 2007 (inception) to December 31, 2007, and the period from April 27, 2007 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Head Mining Corporation as of December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period from April 27, 2007 (inception) to December 31, 2007, and the period from April 27, 2007 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred losses since inception, and has not generated revenues from its planned principal operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

February 6, 2009

Iron Head Mining Corporation

(An Exploration Stage Company)

Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ -	$ -
Subscriptions receivable (Note 4)	-	9,250
Total current assets	-	9,250

Total assets	$ -	$ 9,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 100	$ -
Total current liabilities	100	-

Stockholders’ Equity (Deficit) (Note 4)
Common stock, par value $.001, 75,000,000 shares
authorized, 9,250,000 shares issued and outstanding	9,250	9,250
Additional paid-in capital	13,246	200
Deficit accumulated during the exploration stage	(22,596)	(200)
Total stockholders’ equity (deficit)	(100)	9,250

Total liabilities and stockholders’ equity (deficit)	$ -	$ 9,250

See accompanying notes to the financial statements.

Iron Head Mining Corporation

(An Exploration Stage Company)

Statements of Operations

		For the Period	For the Period
		From Inception	From Inception
	For the Year Ended	(April 27, 2007) to	(April 27, 2007) to
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues:	$ -	$ -	$ -

Operating expenses:
Exploration costs (Note 3)	2,500	-	2,500
General and administrative expenses	19,896	200	20,096
Operating loss before income taxes	(22,396)	(200)	(22,596)

Income tax expense (benefit)	-	-	-

Net loss available to common stockholders	$ (22,396)	$ (200)	$ (22,596)

Basic and diluted loss per common share	$ (.00)	$ (.00)

Weighted ave. common shares outstanding	9,250,000	7,981,855

See accompanying notes to the financial statements.

Iron Head Mining Corporation

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

For the period from April 27, 2007 (Inception) to December 31, 2008

				Deficit
				Accumulated	Total
	Common Stock		Contributed	During the	Stockholders’
	Shares	Amount	Capital	Exploration Stage	Equity (Deficit)
Balance, April 27, 2007 (Inception)	-	$ -	$ -	$ -	$ -

Common shares issued for cash,
$.001 per share, May 31, 2007	9,250,000	9,250	-	-	9,250

Loss during the period from
Inception to December 31, 2007	-	-	-	(200)	(200)

Contributed capital	-	-	200	-	200

Balance, December 31, 2007	9,250,000	9,250	200	(200)	9,250

Loss for the year ended
December 31, 2008	-	-	-	(22,396)	(22,396)

Mining expenses contributed by
related party (Note 3)	-	-	2,500	-	2,500

Contributed capital	-	-	10,546	-	10,546

Balance, December 31, 2008	9,250,000	$ 9,250	$ 13,246	$ (22,596)	$ (100)

See accompanying notes to the financial statements.

18

Iron Head Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

		For the Period	For the Period
		From Inception	From Inception
	For the Year Ended	(April 27, 2007) to	(April 27, 2007) to
	December 31, 2008	December 31, 2007	December 31, 2008

Cash flows from operating activities:
Net loss	$ (22,396)	$ (200)	$ (22,596)
Adjustments to reconcile net loss to
net cash used in operating activities:
Mining expenses contributed
by related party	2,500	-	2,500
Change in operating liabilities:
Increase in accounts payable	100	-	100
Net cash used in operating activities	(19,796)	(200)	(19,996)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Additional paid-in capital	10,546	200	10,746
Collection of stock
subscriptions receivable	9,250	-	9,250
Net cash provided by financing activities	19,796	200	19,996

Net increase in cash	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

Supplemental Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Non cash investing and financing activities:

Shares issued for stock subscriptions
Receivable	$ -	$ 9,250	$ -

See accompanying notes to the financial statements.

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

For the period from April 27, 2007 (Inception) to December 31, 2008

1.  ORGANIZATION

Formerly known as Adicus Energy Corporation, Iron Head Mining Corporation (the “Company”) was incorporated on April 27, 2007 in the State of Nevada.  The Company’s operations are primarily based in North Battleford, SK, Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The Company has a December 31 fiscal year end.

The Company is an exploration stage company that has engaged primarily in the acquisition, exploration and development of resource properties since inception.  The Company entered into an option to purchase a 100 percent interest in a mineral claim located in the Smithers Mining Region in the Province of British Columbia, Canada (see Note 3).  The Company is currently not conducting mineral exploration activities on the mineral claim, as the option to purchase has been terminated.  The Company plans to reacquire the option, at which point it will assess whether it possesses commercially exploitable reserves of silver, gold, lead or zinc.  To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

EXPLORATION STAGE COMPANY

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company has been devoting substantially all of its efforts to the development of an exploration program on a mineral claim and the ultimate acquisition of possible mineral properties.  The Company currently is not conducting any exploration, as it does not own any mineral properties or rights, or options to purchase mineral properties or rights.

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

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Audited Financial Statements

For the period from April 27, 2007 (Inception) to December 31, 2008

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 in cash and cash equivalents at December 31, 2008 and 2007.

MINERAL ACQUISITION AND EXPLORATION COSTS

The Company has been in the exploration stage since its formation on April 27, 2007 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

NET INCOME OR (LOSS) PER SHARE OF COMMON STOCK

The Company has adopted SFAS No. 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2008 and the period from April 27, 2007 (Inception) to December 31, 2007:

       Inception

       Year Ended

 (April 27, 2007) to

December 31, 2008

December 31, 2007

Net Loss

$

(22,396)

$

(200)

Weighted average common shares

outstanding (Basic)

9,250,000

7,981,855

Options

-

-

Warrants

-

-

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Audited Financial Statements

For the period from April 27, 2007 (Inception) to December 31, 2008

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Weighted average common shares

outstanding (Diluted)

9,250,000

7,981,855

Net loss per share (Basic and Diluted)

$

(0.00)

$

(0.00)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies.”  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Audited Financial Statements

For the period from April 27, 2007 (Inception) to December 31, 2008

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March of 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

In December 2007, the FASB issued Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS No. 141 (R) and SFAS No. 160 are effective for the fiscal year beginning January 1, 2009.

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

These recently issued accounting pronouncements currently have no effect on the Company’s financial position, statements of operations, or cash flows at this time, but will be implemented as needed in future reporting.

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Audited Financial Statements

For the period from April 27, 2007 (Inception) to December 31, 2008

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Although the Company’s primary operations are based in Canada, the Company’s functional and reporting currency is the U.S. dollar.  Any transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" as follows:

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

No significant realized exchange gain or losses were recorded from inception (April 27, 2007) to December 31, 2008.

3.  MINERAL CLAIM OPTION AGREEMENT

In January 2008, the Company entered into an option to purchase certain mineral claims (the “Option”) located in the Smithers Mining Region of British Columbia from the Company’s Assistant Secretary.  The Option provided for the Company to acquire a 100 percent undivided interest in and to the aforementioned mineral claims, free and clear of all charges, encumbrances, and claims in exchange for $2,500, and the payment of which was waived and treated as a capital contribution at December 31, 2008.  In addition, the Company was required to make payments pursuant to the Option as follows:

Payment No.	Amount	Date
1	$ 2,500	10/30/2008
2	$ 5,000	05/31/2009
3	$ 42,500	09/01/2009

The Company was also required to incur exploration expenditures of up to $25,000 related to the mineral claims acquired prior to the end of given periods as per the schedule below:

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Audited Financial Statements

For the period from April 27, 2007 (Inception) to December 31, 2008

3.  MINERAL CLAIM OPTION AGREEMENT (CONTINUED)

Payment No.	Amount	Date
1	$ 2,000	09/30/2008
2	$ 10,000	10/30/2008
3	$ 13,000	09/01/2009

If the Company incurred less in exploration expenditures during a given period than the amounts as per the schedule above, it would have been required to pay the difference prior to the expiration of that period.  If the Company incurred more in exploration expenditures than the amounts as per the schedule above, the excess amount would have been carried forward and applied to the exploration expenditures to be incurred in the succeeding periods.

The Option was terminable by the Company at its sole discretion upon giving proper notice to its Assistant Secretary of intent to terminate.

During the third quarter of 2008, the Company gave notice to its Assistant Secretary and the Option was terminated, thus nullifying any remaining option payments or exploration expenditures.

4.  STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

SHARE ISSUANCES

At December 31, 2008 and 2007, the Company had issued and outstanding 9,250,000 common shares at $.001 per share, or $9,250, resulting from a private offering occurring on May 31, 2007.  As the $9,250 had not been received at December 31, 2007, the amount was recorded in subscriptions receivable at December 31, 2007.

CAPITAL CONTRIBUTIONS

During the year ended December 31, 2008, the Company’s Assistant Secretary contributed $13,246 to the Company in the form of waived contractual option fees totaling $2,500 (see Note 3), and payment on behalf of the Company of other operating expenditures totaling $10,546 due and payable by the Company.  Prior year contributions of $200 by the Assistant Secretary bring the total additional paid-in capital to $13,546 at December 31, 2008.

Iron Head Mining Corporation

(An Exploration Stage Company)

Notes to the Audited Financial Statements

For the period from April 27, 2007 (Inception) to December 31, 2008

5.  PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Exploration stage deferred tax assets of approximately $7,900 arising as a result of $22,596 in net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. The valuation allowance increased by approximately $7,800 and $50 during the periods ended December 31, 2008 and December 31, 2007, respectively.

6.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2008, the Company had negative working capital totaling $100 and an accumulated deficit totaling $22,596.  The Company intends to fund operations through capital contributions by its Assistant Secretary and through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Ken Waters, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with the accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.

The following table sets forth certain information, as of February 16, 2009, with respect to our directors and executive officers.

Name	Positions Held	Age

Ken Waters	President, Treasurer, Secretary, Director	37

Ken Waters has held the positions of President, Treasurer, Secretary and a director since inception.  He is expected to hold said offices/positions until the next annual meeting of our stockholders.

Certain biographical information of our directors and officers is set forth below.

Mr. Ken Waters is the President, Treasurer, Secretary and sole director.  Mr. Waters was appointed to these positions on January 15, 2008.   Mr. Waters holds a Bachelor of Arts and Sciences degree from the University of Saskatchewan.  In the last six years, Mr. Waters has been working as a hotel management consultant for several hotels in Western Canada’s oil and gas belt.  Mr. Waters presently devotes approximately 15% of his time to the business.

Term of Office

Our directors are elected for one-year terms, to hold office until the next annual general meeting of the stockholders, or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officer and director described above.

Employment Agreements

Our officer is our only employee and we do not have any employment agreements with him.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

Our sole director is also our sole corporate officer.  We do not have an independent director.  We do not pay him for attending board meetings.  He is reimbursed, however, for his expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Our director performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

As of December 31, 2008, we have not yet adopted a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION

(a) No officer or director of the Company is receiving any remuneration at this time.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) No remuneration is proposed to be paid in the future directly or indirectly by the corporation to any officer or director under any plan which presently exists.

Director Compensation

The member of the Company’s Board of Directors does not receive compensation, as such, at this time, but is paid consulting fees for specific services as incurred.

Stock Option Grants

As of the date of this Report, the Company has not granted any stock options

Employment Agreements

We do not have an employment or consultant agreements.

Indemnification

Under our bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008, the beneficial ownership of our common stock by our officer and director, who beneficially owns more than 5% of our common stock.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 9,250,000 shares of common stock issued and outstanding on December 31, 2008.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage Ownership of Common Stock
Ken Waters 2118 – 102nd Cresc. North Battleford, SK Canada, S9A 1J5 Director, President, Secretary, Treasurer	2,000,000	21.6%

Directors and Officers as a Group (1)	2,000,000	21.6%

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

Other than as set forth in this section, none of the following parties has, since our date of incorporation, any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*     Our director or officer;

*     Any person proposed as a nominee for election as a director;

*     Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

*     Any of our promoters;

*     Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended December 31, 2008 is set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008

Audit fees (1)	$8,400

Audit-related fees (2)	0
Tax fees (3)	0
All other fees (4)	0
Total fees	$8,400

(1) Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Chief Executive and Financial Officer

(1)

Filed with the Securities and Exchange Commission on May 30, 2008 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-151312), which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 19, 2009

IRON HEAD MINING CORPORATION

By:/s/ Ken Waters

Name:

Ken Waters

Title:

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ken Waters Ken Waters	President (principal executive officer), principal financial officer and member of the Board of Directors	March 19, 2009