Form 10-Q
period 2009-03-31
CONNECT Corp
filed 2009-05-15
CIK 1435039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number: 333-151312

THE CONNECT CORP.

(Exact name of registrant as specified in its charter)

Nevada

26-2230717

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

2840 West Bay Dr., suite 176, Belleair Bluffs, Florida

33770

(Address of principal executive offices)

(Zip Code)

1-800-609-0775

(Registrant’s telephone number, including area code)

IRON HEAD MINING CORP.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes     [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2009, there were 55,500,000 common shares issued and outstanding

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Financial Statements (Unaudited)

For the period from

April 27, 2007 (Inception)

to March 31, 2009

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Index to Financial Statements (Unaudited)

For the period from April 27, 2007 (Inception)

to March 31, 2009

  Page(s)

Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008

3

Statements of Operations (Unaudited) for the three months ended March 31, 2009 and 2008;

and for the period from April 27, 2007 (inception) to March 31, 2009

4

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited) for the period from April 27, 2007

(Inception) to March 31, 2009

5

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2009 and 2008;

and for the period from April 27, 2007 (inception) to March 31, 2009

6

Notes to the Unaudited Financial Statements

7-8

The Connect Corporation

(Formerly Iron Head Mining Corporation)

 (A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 5,771	$ 100
Total current liabilities	5,771	100

Stockholders’ Equity (Deficit) (Note 4)
Common stock, par value $.001, 450,000,000 shares
authorized, 55,500,000 shares issued and outstanding	55,500	55,500
Additional paid-in capital	(25,374)	(33,004)
Deficit accumulated during the development stage	(35,897)	(22,596)
Total stockholders’ equity (deficit)	(5,771)	(100)

Total liabilities and stockholders’ equity (deficit)	$ -	$ -

See accompanying notes to financial statements (unaudited).

The Connect Corporation

(Formerly Iron Head Mining Corporation)

 (A Development Stage Company)

Statements of Operations (Unaudited)

	For the Three	For the Three	From April 27,
	Months Ended	Months Ended	2007 (Inception)
	March 31,	March 31,	to March 31,
	2009	2008	2009

Revenues:	$ -	$ -	$ -

Operating expenses:
Selling, general and administrative	13,301	5,619	35,897
Operating loss before income taxes	(13,301)	5,619	(35,897)

Income tax benefit (expense)	-	-	-

Net loss available to common
shareholders	$ (13,301)	$ (5,619)	$ (35,897)

Basic and diluted loss per common share	$ (.00)	$ (.00)

Weighted average common shares
outstanding	55,500,000	55,500,000

See accompanying notes to financial statements (unaudited).

          The Connect Corporation

(Formerly Iron Head Mining Corporation)

          (A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the period from April 27, 2007 (Inception) to March 31, 2009

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	During the	Stockholders’
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, April 27, 2007
(Inception)	-	$ -	$ -	$ -	$ -
Common shares issued for
cash at $.001 per share,
May 31, 2007	55,500,000	55,500	(46,250)	-	9,250
Loss during the period from
April 27, 2007 (Inception) to
December 31, 2007	-	-	-	(200)	(200)
Contributed capital	-	-	200	-	200
Balance, December 31, 2007	55,500,000	55,500	(46,050)	(200)	9,250

Loss for the twelve month
period ended December 31,
2008	-	-	-	(22,396)	(22,396)
Contributed capital	-	-	13,046	-	13,046
Balance, December 31, 2008	55,500,000	55,500	(33,004)	(22,596)	(100)

Loss for the three month
period ended March 31, 2009	-	-	-	(13,301)	(13,301)
Contributed capital	-	-	7,630	-	7,630
Balance, March 31, 2009	55,500,000	$ 55,500	$ (25,374)	$ (35,897)	$ (5,771)

See accompanying notes to financial statements (unaudited).

The Connect Corporation

(Formerly Iron Head Mining Corporation)

 (A Development Stage Company)

Statements of Cash Flows (Unaudited)

			For the Period
	For the Three	For the Three	From April 27,
	Months Ended	Months Ended	2007 (Inception)
	March 31,	March 31,	to March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$ (13,301)	$ (5,619)	$ (35,897)
Adjustments to reconcile net loss to
net cash used in operating activities:
Mining expenses contributed by related party	-	2,500	2,500
Changes in operating liabilities:
Increase in accounts payable	5,671	3,119	5,771
Net cash used in operating activities	(7,630)	-	(27,626)

Cash flows from investing activities:	$ -	$ -	$ -
Net cash provided by investing
activities	-	-	-

Cash flows from financing activities:
Proceeds from stock subscriptions
receivable	$ -	$ 9,250	$ 9,250
Contributed capital	7,630	-	18,376
Net cash provided by financing activities	7,630	9,250	27,626

Net increase in cash	-	9,250	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ 9,250	$ -

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to financial statements (unaudited).

The Connect Corporation

(Formerly Iron Head Mining Corporation)

 (A Development Stage Company)

Notes to Financial Statements (Unaudited)

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by The Connect Corporation (the “Company”) (formerly known as Iron Head Mining Corporation) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 20, 2009.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2009.

2.

ORGANIZATION

Formally known as Adicus Energy Corporation, the Company was incorporated on April 27, 2007 in the State of Nevada.  In February, 2009, the Company changed its name to The Connect Corporation (see Note 4).  The Company’s headquarters are based in the state of Florida.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

Formerly an exploration stage company that primarily engaged in the acquisition, exploration, and development of resource properties, the Company is currently a development stage company that seeks to identify organizations that have attained critical mass thresholds of members, affiliates, and customers with established electronic communication and delivery systems.  The Company provides value added benefits to these organizations that can significantly enhance the financial well being through the cost effective electronic installation of the Net Savings Connection web based savings system.  To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

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

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to Financial Statements (Unaudited)

4.  MATERIAL TRANSACTIONS

In February 2009, to advance its business plan, and in response to its inability to obtain necessary funding to implement its former business plan, the Company performed a comprehensive evaluation of its business plan, resulting in the development of a new corporate direction and mission statement.  In support of these changes, the Company’s Board of Directors elected to change the Company’s name from Iron Head Mining Corporation to The Connect Corporation.  Accordingly, in March 2009, the Company filed a Certificate of Amendment with Nevada Secretary of State amending its Articles of Incorporation for this purpose.  In addition, in March 2009, the Company named a new Chief Executive Officer and member to its Board of Directors.

In February 2009, the Company’s Board of Directors elected to implement a 6 to 1 forward split of its common shares.  As a result of the forward split, 9,250,000 of the Company’s common shares issued and outstanding at the time of the forward split increased to 55,500,000 common shares issued and outstanding.  These increased amounts have been retrospectively applied to the Company’s financial statements for all periods presented.

5.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2009, the Company has a negative working capital balance of $5,771 and an accumulated deficit of $35,897.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, successfully implement its newly adopted business plan and realize profitability, as well as recurring operating cash flows.  In response to these factors, management intends to raise additional funds through public or private placement offerings, and to expedite to the extent possible the implementation of its newly adopted business plan.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6.

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Had Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume or level of activity for the asset or liability has significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a significant impact on its financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to Financial Statements (Unaudited)

7.

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS (CONT’D)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 will have no impact on the Company’s financial statements.

We adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on October 1, 2008 for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on our financial statements.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”) as of October 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with accounting principles generally accepted in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the implementation of this statement to have an impact on its results of operations or financial position.

`The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to Financial Statements (Unaudited)

7.

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS (CONT’D)

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its results of operations or financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-2, which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

8.

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from April 27, 2007 (date of inception) through March 31, 2009 of $35,897 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $12,600 were offset by a valuation allowance, which increased by approximately $4,700 and $2,000 during the three months ended March 31, 2009 and 2008, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Connect Corp. is a Nevada corporation originally incorporated as Adicus Energy Corp. on April 27, 2007.  We changed our name on October 16, 2007, to Iron Head Mining Corporation.  On March 17, 2009, we filed a Certificate of Amendment changing our name to The Connect Corp.

Previously our business was focused on mineral exploration.  In January 2008, we obtained an option to acquire a 100% interest in a mineral claim located in the Smithers Mining Region in the Province of British Columbia, Canada.  The option was terminated due to our inability to meet option payment and exploration cost requirements.  The Company has undergone a revision to its business plan.

The Company’s current CEO, David Saltrelli, has ownership of a website and has agreed to move that business into Connect Corp.

The Company has launched NetSavingsConnection.com (“Net Savings”). Net Savings is a membership website focused on offering families options to reduce their monthly spending.  Through Net Savings, members have access to discounts, sales and other venues for saving on purchases.  Vendors supply these savings to Members and pay Connect Corp. a commission.  Products available through the website include everything from groceries to dining, travel, shopping, banking, and more everyday expenses.

The target customers will be both individuals and large businesses, the latter of which can offer the savings to employees as a fringe benefit.  The cost to the employer will be small per employee, but the employee will be entitled to savings from manufacturers, retailers, and other businesses.  We will collect fees from both businesses, individuals who sign up for membership, as well as businesses that offer discounts through the website.

As of March 31, 2009, the Company had not generated any revenues.  Since inception, the Company had incurred expenses of $35,897, consisting solely of selling, general and administrative expenses.  For the three-month period ended March 31, 2009, the Company had expenses totaling $13,301, compared to $5,619 for the same period in 2008.

Over the next 12 months, it is expected that we will need approximately $50,000 to meet our expenses.  Expenses include legal and accounting fees, salaries and general and administrative expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of March 31, 2009, he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Connect’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of the Company's internal control over financial reporting as of the quarter end dated March 31, 2009. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, we have concluded that, as of the quarter ended March 31, 2009, our internal control over financial reporting is effective based on those criteria.

PART II – OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws[2]
3.3	Articles of Amendment [3]
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]  Incorporated by reference from the Company's S-1 filed with the Commission on May 30, 2008.

[2]  Incorporated by reference from the Company's S-1 filed with the Commission on May 30, 2008.

[3]  Incorporated by reference from the Company’s Current Report on Form 8-K filed April 23, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                          THE CONNECT CORPORATION

Date May 14, 2009

/s/ Ken Waters

Ken Waters, President, Chief Financial Officer/Controller, Director

Date May 14, 2009

/s/ David A. Saltrelli

David A. Saltrelli, CEO, Director