Form 10-Q
period 2009-06-30
CONNECT Corp
filed 2009-09-17
CIK 1435039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number: 333-151312

THE CONNECT CORP.

(Exact name of registrant as specified in its charter)

Nevada

26-2230717

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

2118 – 102nd Crescent North Battleford, Saskatchewan Canada

S9A 1J5

(Address of principal executive offices)

(Zip Code)

1-800-609-0775

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes     [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ]  Yes     [X] No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of September 17, 2009, there were 55,500,000 common shares issued and outstanding

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

The Connect Corp.

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Financial Statements (Unaudited)

For the period from

April 27, 2007 (Inception)

to June 30, 2009

The Connect Corp.

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Index to Financial Statements (Unaudited)

For the period from April 27, 2007 (Inception)

to June 30, 2009

  Page(s)

Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008

5

Statements of Operations (Unaudited) for the three and six months ended

June 30, 2009 and 2008; and from April 27, 2007 (inception) to June 30, 2009

6

Statement of Changes in Stockholders’ Deficit (Unaudited) for the period from April 27, 2007 (Inception) to June 30, 2009

7

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008,

and from April 27, 2007 (inception) to June 30, 2009

8

Notes to the Unaudited Condensed Financial Statements

9-12

The Connect Corp.

(Formerly Iron Head Mining Corporation)

 (A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$9,066	$100
Total current liabilities	9,066	100

Stockholders’ Deficit
Common stock, par value $.001, 450,000,000 shares
authorized, 55,500,000 shares issued and outstanding (see
Note 4)	55,500	55,500
Additional paid-in capital	(21,887)	(33,004)
Deficit accumulated during the development stage	(42,679)	(22,596)
Total stockholders’ deficit	(9,066)	(100)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to financial statements (unaudited).

The Connect Corp.

(Formerly Iron Head Mining Corporation)

 (A Development Stage Company)

Statements of Operations (Unaudited)

	For the Six	For the Six	For the Three	For the Three	From April 27,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2009	2008	2009	2008	2009

Revenues:	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	20,083	12,799	6,782	7,180	42,679
Operating loss before income taxes	(20,083)	(12,799)	(6,782)	(7,180)	(42,679)

Income tax benefit (expense)	-	-	-	-	-

Net loss available to common
Stockholders	$(20,083)	$(12,799)	$(6,782)	$(7,180)	$(42,679)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average common shares
Outstanding	55,500,000	55,500,000	55,500,000	55,500,000

See accompanying notes to financial statements (unaudited).

          The Connect Corp.

(Formerly Iron Head Mining Corporation)

          (A Development Stage Company)

Statement of Stockholders’ Deficit (Unaudited)

For the period from April 27, 2007 (Inception) to June 30, 2009

				Deficit
			Additional	Accumulated	Total
	Common Shares		Paid-in	During the	Stockholders’
	Shares	Amount	Capital	Development Stage	Deficit

Balance, April 27, 2007
(Inception)	-	$-	$-	$-	$-
Common shares issued for
cash at $.00016667 per share,
May 31, 2007	55,500,000	55,500	(46,250)	-	9,250
Loss during the period from
April 27, 2007 (Inception) to
December 31, 2007	-	-	-	(200)	(200)
Contributed capital	-	-	200	-	200
Balance, December 31, 2007	55,500,000	55,500	(46,050)	(200)	9,250

Loss for the year ended
December 31, 2008	-	-	-	(22,396)	(22,396)
Contributed capital		-	13,046	-	13,046
Balance, December 31, 2008	55,500,000	55,500	(33,004)	(22,596)	(100)

Loss for the six months
ended June 30, 2009	-	-	-	(20,083)	(20,083)
Contributed capital	-	-	11,117	-	11,117
Balance, June 30, 2009	55,500,000	$55,500	$(21,887)	$(42,679)	$(9,066)

See accompanying notes to financial statements (unaudited).

The Connect Corp.

(Formerly Iron Head Mining Corporation)

 (A Development Stage Company)

Statements of Cash Flows (Unaudited)

			For the Period
	For the Six	For the Six	From April 27,
	Months Ended	Months Ended	2007 (Inception)
	June 30,	June 30,	to June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(20,083)	$(12,799)	$(42,679)
Adjustments to reconcile net loss to
net cash used in operating activities:
Mining expenses contributed by related
Party	-	2,500	2,500
Changes in operating liabilities:
Increase in accounts payable	8,966	4,000	9,066
Net cash used in operating activities	(11,117)	(6,299)	(31,113)

Cash flows from investing activities:	$-	$-	$-

Cash flows from financing activities:
Proceeds from subscriptions
Receivable	$-	$9,250	$9,250
Contributed capital	11,117	420	21,863
Net cash provided by financing activities	11,117	9,670	31,113

Net increase in cash	-	3,371	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$3,371	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements (unaudited).

The Connect Corp.

(Formerly Iron Head Mining Corporation)

 (A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

For the period from April 27, 2007 (Inception) to June 30, 2009

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by The Connect Corp. (the “Company”), formerly known as Iron Head Mining Corporation pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 20, 2009.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2009.

2.

ORGANIZATION

Formerly known as Adicus Energy Corporation, the Company was incorporated on April 27, 2007 in the State of Nevada.  In March, 2009, the Company changed its name to The Connect Corp.  The Company’s operations are primarily based in the state of Florida.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

Formerly an exploration stage company that primarily engaged in the acquisition, exploration and development of resource properties, the Company is currently a development stage company that seeks to identify organizations that have attained critical mass thresholds of members, affiliates, and customers with established electronic communication and delivery systems.  The Company provides value added benefits to these organizations that can significantly enhance the financial well being through the cost effective electronic installation of the Net Savings Connection Web-based savings system.  To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

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

The Connect Corp.

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

For the period from April 27, 2007 (Inception) to June 30, 2009

4.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2009, the Company has a negative working capital balance of $9,066 and an accumulated deficit of $42,679.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the next twelve months.

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

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume of Level of Activity for the Asset or Liability Had Significantly Decreased and Identifying Transactions That Are Not Orderly “ (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume or level of activity for the asset of liability has significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively.  The Company does not expect the adoption of FSP FAS 157-4 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments.”  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on its financial statements.

The Connect Corp.

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

For the period from April 27, 2007 (Inception) to June 30, 2009

5.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-01 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP 107-1 and APB 28-1 will have no impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the implementation of this statement to have an impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Finance Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60.”  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

On May 28, 2009, the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

On June 12, 2009 the FASB issued two statements  that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166,  “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”

SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

The Connect Corp.

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

For the period from April 27, 2007 (Inception) to June 30, 2009

5.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

The FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” on June 29, 2009  and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168  will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

6.  INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statement under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the basis of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry forwards generated during the period from April 27, 2009 (date of inception) through June 30, 2009 of $42,679 will begin to expire in 2027.  Accordingly deferred tax assets of approximately $14,938 were offset by a valuation allowance, which increased by $7,029 and $4,480 during the six months ended June 30, 2009 and 2008, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 27, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2009 and December 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2009 or December 31, 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

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

The Company has launched NetSavingsConnection.com (“Net Savings”). Net Savings is a membership website focused on offering families options to reduce their monthly spending.  Through Net Savings, members have access to discounts, sales, and other venues for saving on purchases.  Vendors supply these savings to Members and pay Connect Corp. a commission.  Products available through the website include everything from groceries to dining, travel, shopping, banking, and more everyday expenses.

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

As of June 30, 2009, the Company had not generated any revenues.  Since inception, the Company had incurred expenses of $42,679, consisting solely of mining, selling, and general and administrative expenses.  For the six-month period ended June 30, 2009, the Company had expenses totaling $20,083, compared to $12,799 for the same period in 2008.

Over the next 12 months, it is expected that we will need approximately $50,000 to meet our expenses.  Expenses include legal and accounting fees, salaries and general and administrative expenses.  In order to develop its business plan, the Company will be required to raise capital through the sale of equity, the issuance of debt or a combination of both.  The failure to raise capital may result in curtailing the development of its business plan, or potentially the failure to continue the Company’s operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of June 30, 2009, he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

We have assessed the effectiveness of the Company's internal control over financial reporting as of the quarter end dated June 30, 2009. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, we have concluded that, as of the quarter ended June 30, 2009, our internal control over financial reporting is effective based on those criteria.

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

                                                                          THE CONNECT CORP.

Date September 17, 2009

/s/ Ken Waters

Ken Waters, President, Chief Financial Officer/Controller, Principal Executive Officer, Director