Form 10-Q
period 2009-09-30
CONNECT Corp
filed 2009-11-13
CIK 1435039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 5, 2009, there were 55,500,000 common shares issued and outstanding

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

The Connect Corporation

(A Development Stage Company)

Financial Statements (Unaudited)

For the period from

April 27, 2007 (Inception)

to September 30, 2009

The Connect Corporation

(A Development Stage Company)

Index to Financial Statements (Unaudited)

For the period from April 27, 2007 (Inception)

to September 30, 2009

  Page(s)

Balance Sheets as of September 30, 2009 (Unaudited); and as of December 31, 2008

3

Statements of Operations (Unaudited) for the nine month period ended September 30, 2009;

and for the nine month period ended September 30, 2008;  and for the three month period ended September 30, 2009; and for the three month period ended

September 30, 2008, and from April 27, 2007 (inception) to September 30, 2009

4

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited) for the period from

April 27, 2007 (Inception) to September 30, 2009

5

Statements of Cash Flows (Unaudited) for the nine month period ended September 30, 2009;

and for the nine month period ended September 30, 2008;  and for the period from April 27, 2007 (inception) to September 30, 2009

6

Notes to the Unaudited Condensed Financial Statements

7-8

The Connect Corporation

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$5,720	$100
Total current liabilities	5,720	100

Stockholders’ Equity (Deficit)
Common stock, par value $.001, 450,000,000 shares
authorized, 55,500,000 shares issued and outstanding (see Note 4)
	55,500	55,500
Additional paid-in capital	(14,449)	(33,004)
Deficit accumulated during the development stage	(46,771)	(22,596)
Total stockholders’ equity (deficit)	(5,720)	(100)

Total liabilities and stockholders’ equity (deficit)	$-	$-

See accompanying notes to financial statements (unaudited).

The Connect Corporation

 (A Development Stage Company)

Statements of Operations (Unaudited)

	For the Nine	For the Nine	For the Three	For the Three	From April 27,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2009	2008	2009	2008	2009

Revenues:	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	24,175	19,846	4,092	7,047	46,771
Operating loss before income taxes	(24,175)	(19,846)	(4,092)	(7,047)	(46,771)

Income tax benefit (expense)	-	-	-	-	-

Net loss available to common
Shareholders	$(24,175)	$(19,846)	$(4,092)	$(7,047)	$(46,771)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average common shares
Outstanding	55,500,000	55,500,000	55,500,000	55,500,000

See accompanying notes to financial statements (unaudited).

          The Connect Corporation

          (A Development Stage Company)

Statement of Stockholders’ Equity (Unaudited)

For the period from April 27, 2007 (Inception) to September 30, 2009

				Deficit
			Additional	Accumulated	Total
	Common Shares		Paid-in	During the	Stockholders’
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, April 27, 2007
(Inception)	-	$-	$-	$-	$-
Common shares issued for
cash at $.001 per share,
May 31, 2007	55,500,000	55,500	(46,250)	-	9,250
Loss during the period from
April 27, 2007 (Inception) to
December 31, 2007	-	-	-	(200)	(200)
Contributed capital	-	-	200	-	200
Balance, December 31, 2007	55,500,000	55,500	(46,050)	(200)	9,250

Loss for the twelve month
period ended December 31,
2008	-	-	-	(22,396)	(22,396)
Contributed capital	-	-	13,046	-	13,046
Balance, December 31, 2008	55,500,000	55,500	(33,004)	(22,596)	(100)

Loss for the nine month
period ended September 30,
2009	-	-	-	(24,175)	(24,175)
Contributed capital	-	-	18,555	-	18,555
Balance, September 30, 2009	55,500,000	$55,500	$(14,449)	$(46,771)	$(5,720)

See accompanying notes to financial statements (unaudited).

The Connect Corporation

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

			For the Period
	For the Nine	For the Nine	From April 27,
	Months Ended	Months Ended	2007 (Inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(24,175)	$(19,846)	$(46,771)
Adjustments to reconcile net loss to
net cash used in operating activities:
Mining expenses contributed by
related party	-	2,500	2,500
Changes in operating liabilities:
Accounts payable	5,620	1,254	5,720
Net cash used in operating activities	(18,555)	(16,092)	(38,551)

Cash flows from investing activities:	-	-	-
Net cash provided by investing
activities	-	-	-

Cash flows from financing activities:
Proceeds from subscriptions
Receivable	-	9,250	9,250
Contributed capital	18,555	6,842	29,301
Net cash provided by financing activities	18,555	16,092	38,551

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

The Connect Corporation

(A Development Stage Company)

Notes to Financial Statements (Unaudited)

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by The Connect Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed in March, 2009.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2009.

2.

ORGANIZATION

Formally known as Adicus Energy Corporation, the Company was incorporated on April 27, 2007 in the State of Nevada.  In February, 2009, the Company changed its name to The Connect Corporation.  The Company’s operations are primarily based in the state of Florida.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

Formerly an exploration stage company that primarily engaged in the acquisition, exploration and development of resource properties, the Company is currently a development stage company that seeks to identify organizations that have attained critical mass thresholds of members, affiliates and customers with established electronic communication and delivery systems.  The Company provides value added benefits to these organizations that can significantly enhance the financial well being through the cost effective electronic installation of the Net Savings Connection web based savings system.  To date, the Company’s activities have been limited to its formation, minimal operations and the raising of equity capital.

3.

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable,

The Connect Corporation

 (A Development Stage Company)

Notes to Financial Statements (Unaudited)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES (CONTINUED)

disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

4.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2009, the Company has a negative working capital balance of $5,720 and an accumulated deficit of $46,771.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Connect Corporation

 (A Development Stage Company)

Notes to Financial Statements (Unaudited)

5.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUTED)

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple- Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

6.  INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the basis of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry forwards generated during the period from April 27, 2009 (date of inception) through September 30, 2009 of $46,771 will begin to expire in 2027.  Accordingly deferred tax assets of approximately $16,370 were offset by a valuation allowance, which increased by $8,461 and $6,946 during the nine months ended September 30, 2009 and 2008, respectively.

The Company adopted the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1, on April 27, 2007. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2009 and December 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2009 or December 31, 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Connect Corp. is a Nevada corporation originally incorporated as Adicus Energy Corp. on April 27, 2007.  We changed our name on October 16, 2007, to Iron Head Mining Corporation.  On March 17, 2009, we filed a Certificate of Amendment changing our name to The Connect Corp.

Our previous business focus was on mineral exploration.  In January 2008, we obtained an option to acquire a 100% interest in a mineral claim located in the Smithers Mining Region in the Province of British Columbia, Canada.  The option was terminated due to our inability to meet option payment and exploration cost requirements.  Since that time, the Company has undergone a revision to its business plan.

Since the adoption of its revised business plan, the Company has continued to focus its efforts on the raising of equity capital for the completion and launch of its web-based membership savings system, which will offer families options to reduce their monthly spending.    Through the savings website, members will have access to discounts, sales, and other venues for saving on purchases.  Vendors will supply these savings to Members and pay Connect Corp. a commission.  Products available through the website will include everything from groceries to dining, travel, shopping, banking, and more everyday expenses.

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

As of September 30, 2009, the Company had not generated any revenues.  Since inception, the Company had incurred expenses of $46,771, consisting solely of mining, selling, and general and administrative expenses.  For the nine-month period ended September 30, 2009, the Company had expenses totaling $24,175, compared to $19,846 for the same period in 2008.  Expenses for the three month period ended September 30, 2009 were $4,092, compared to $7,047 for the same period in 2008.

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

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of September 30, 2009, he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

We have assessed the effectiveness of the Company's internal control over financial reporting as of the quarter end dated September 30, 2009. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, we have concluded that, as of the quarter ended September 30, 2009, our internal control over financial reporting is effective based on those criteria.

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

Date November 13, 2009

/s/ Ken Waters

Ken Waters, President, Chief Financial Officer/Controller, Principal Executive Officer, Director