Form 10-K
period 2009-12-31
CONNECT Corp
filed 2010-04-15
CIK 1435039

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-138927

THE CONNECT CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-2230717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2840 West Drive, Suite 176
Belleair Bluffs, Florida	33770
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (800) 609-0775

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ]   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No  [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [] No (Not required by smaller reporting companies).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]    No [  ]

As of June 30, 2009, there were 55,500,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 12,000,000 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is approximately $43,500,000.

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

(Removed and Reserved).

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

All references in this Form 10-K to the “Company,” “Connect Corp,” “we,” “us,” or “our” are to The Connect Corp.

Description of Business

General Information

The Connect Corp. (“Connect Corp” or the “Company”) was incorporated in the State of Nevada on April 27, 2007, as Adicus Energy Corp.  We changed our name on October 16, 2007 to Iron Head Mining Corp., and subsequently to The Connect Corp. on March 17, 2009.  We were previously in the business of mineral exploration and mining.  The Company changed its business plan earlier in the year and is currently focusing its efforts on raising capital for the completion and launch of its web-based membership savings system.

As of December 31, 2009, we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.  Please refer to note 7 of our financial statements.

We have a total of 450,000,000 authorized common shares with a par value of $0.001 per share, and have 55,500,000 common shares issued and outstanding as of December 31, 2009.

We have completed a Form S-1 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 7,250,000 shares of our common stock in connection with an offering of the 7,250,000 shares by the selling stockholders.

In February, 2009, the Company executed a forward split of the Company’s common stock on a 6-new shares for 1-old share basis.

Our principal offices are located at 2840 West Bay Drive, Suite 176, Belleair Bluffs, Florida 33770, and our telephone number is (800) 609-0775.

Business Development

Connect Corp. has no revenues and limited operations.  We have sustained losses since inception, April 27, 2007, to December 31, 2009 of $48,233, and $25,637 for the year ended December 31, 2009, and rely solely upon loans from our corporate officers and directors for funding.

1

Connect Corp. has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.  The Company, its directors, officers, affiliates, and promoters have not and do not have any present intentions to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Business of Issuer

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

Administration

None of our executive officers have entered into management agreements.  They will, however, offer their time as officers and directors and provide office administration services to the firm with no financial compensation until such time as the Company acquires additional financing following the completion of Phase I.

Employees

We have no employees as of the date of this Report.

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

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

“Bid” and “ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “CNNC.OB”.  Our stock is infrequently traded.  Below is a table showing the high and low asking price for the stock since it began trading.

Quarter Ended	High	Low	Close
11/10/08 – 12/31/08	$0.10	$0.10	$0.10
3/31/09	$0.00	$0.00	$0.10
6/30/09	$1.00	$0.65	$0.71
9/30/09	$0.00	$0.00	$0.71
12/31/09	$1.02	$1.00	$1.02

As of April 12, 2010, we had 30 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, we did not issue any securities without registration under the Securities Act of 1933.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have generated no revenues since inception (April 27, 2007) and have incurred $48,207 in expenses for the year ended December 31, 2009.

The following table provides selected financial data about our company as of and for the year ended December 31, 2009.

Balance Sheet Data:	December 31, 2009	December 31, 2008

Cash	$-	-
Total assets	$-	-
Total liabilities	$11,200	100
Stockholders' deficit	$(11,200)	(100)

Net cash provided by financing activities since inception through December 31, 2009, was $34,533, consisting of $25,283 in contributed capital and $9,250 in proceeds from the sale of our common stock.

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

As of December 31, 2009, our cash and total assets were $0 and our total liabilities were $11,200.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Audited Financial Statements

For the Period from April 27, 2007

(Inception) to December 31, 2009

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Index to the Audited Financial Statements

For the Period from April 27, 2007

(Inception) to December 31, 2009

Report of Independent Registered Public Accounting Firm

11

Balance Sheets as of December 31, 2009 and 2008

12

Statements of Operations for the years ended December 31, 2009 and 2008,

and for the period from April 27, 2007 (Inception) to December 31, 2009

13

Statement of Changes in Stockholders’ Equity (Deficit) for the period from

April 27, 2007 (Inception) to December 31, 2009

14

Statements of Cash Flows for the years ended December 31, 2009 and 2008,

and for the period from April 27, 2007 (Inception) to December 31, 2009

15

Notes to the Audited Financial Statements                                                                      16-24

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Connect Corporation

We have audited the accompanying balance sheets of The Connect Corporation (a development stage company) (the Company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the two years ended December 31, 2009 and 2008, and for the period of April 27, 2007 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Connect Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years ended December 31, 2009 and 2008, and for the period of April 27, 2007 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since inception, and has not generated revenues from its planned principal operations. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 14, 2010

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Balance Sheets

	December 31,
	2009	2008

ASSETS
Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 11,200	$ 100
Total current liabilities	11,200	100

Stockholders' Deficit
Common stock, par value $0.001, 450,000,000 shares authorized, 55,500,000 shares issued and outstanding	55,500	55,500
Additional paid-in capital	(18,467)	(33,004)
Deficit accumulated during the exploration/development stage	(48,233)	(22,596)
Total stockholders' deficit	(11,200)	(100)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to the audited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from April 27, 2007 (Inception) to December 31, 2009

Revenues:	$ -	$ -	$ -

Operating expenses:
Exploration costs	-	2,500	2,500
Selling, general and administrative	25,637	19,896	45,737
Operating loss before income taxes	(25,637)	(22,396)	(48,233)

Income tax (expense) benefit	-	-	-

Net loss available to common stockholders	$ (25,637)	$ (22,396)	$ (48,233)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	55,500,000	55,500,000

See accompanying notes to the audited financial statements.

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Exploration/Development Stage	Total Stockholders' Equity (Deficit)

Balance, April 27, 2007 (Inception)	-	$ -	$ -	$ -	$ -

Common shares issued for cash, $0.001 per share, May 31, 2007	55,500,000	55,500	(46,250)	-	9,250
Loss during the period from April 27, 2007 (Inception) to December 31, 2007	-	-	-	(200)	(200)
Contributed capital	-	-	200	-	200
Balance, December 31, 2007	55,500,000	55,500	(46,050)	(200)	9,250

Loss for the year ended December 31, 2008	-	-	-	(22,396)	(22,396)
Mining expenses contributed by related party	-	-	2,500	-	2,500
Contributed capital	-	-	10,546	-	10,546
Balance, December 31, 2008	55,500,000	55,500	(33,004)	(22,596)	(100)

Loss for the year ended December 31, 2009	-	-	-	(25,637)	(25,637)
Contributed capital	-	-	14,537	-	14,537
Balance, December 31, 2009	55,500,000	$ 55,500	$ (18,467)	$ (48,233)	$ (11,200)

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from April 27, 2007 (Inception) to December 31, 2009

See accompanying notes to the audited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from April 27, 2007 (Inception) to December 31, 2009

Cash flows from operating activities:
Net loss	$ (25,637)	$ (22,396)	$ (48,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Mining expense contributed by related party	-	2,500	2,500
Change in operating liabilities:
Increase (decrease) in accounts payable	11,100	100	11,200
Net cash used in operating activities	(14,537)	(19,796)	(34,533)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from stock subscriptions receivable	-	9,250	9,250
Contributed capital	14,537	10,546	25,283
Net cash provided by financing activities	14,537	19,796	34,533

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

Supplemental Disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the audited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2009

1)

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

Formerly an exploration stage company that was primarily engaged in the acquisition, exploration, and development of resource properties, the Company is currently a development stage company that seeks to identify organizations that have attained critical mass thresholds of members, affiliates, and customers with established electronic communication and delivery systems.  The Company provides value-added benefits to these organizations that can significantly enhance the financial well being through the cost effective electronic installation of the Net Savings Connection web based savings system.  To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in ASC 915 “Accounting and Reporting by Development Stage Enterprises.”  The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement its planned, principal activities.

2)

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

For the Period from April 27, 2007 (Inception) to December 31, 2009

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 in cash and cash equivalents as of December 31, 2009 and 2008.

NET INCOME OR (LOSS) PER SHARE OF COMMON STOCK

The Company has adopted ASC 260 “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009 and 2008:

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2009

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME OR (LOSS) PER SHARE OF COMMON STOCK

	December 31,
	2009	2008

Net loss	$ (25,637)	$ (22,396)

Weighted average shares outstanding (Basic)	55,500,000	55,500,000
Options	-	-
Warrants	-	-

Weighted average shares outstanding (Diluted)	55,500,000	55,500,000

Net loss per common share (Basic and Diluted)	$ (0.00)	$ (0.00)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2009

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140,” SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

FOREIGN CURRENCY TRANSLATION

Although the Company’s primary operations are based in Canada, the Company’s functional and reporting currency is the U.S. dollar.  Any transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with ASC 830, "Foreign Currency Translation" as follows:

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

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2009

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

No significant realized exchange gain or losses were recorded from April 27, 2007 (Inception) to December 31, 2009.

3)

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

Payment No.	Amount	Date

1	$ 2,500	10/30/2008
2	5,000	5/31/2009
3	42,500	9/1/2009

The Company was also required to incur exploration expenditures of up to $25,000 related to the mineral claims acquired prior to the end of given periods as per the schedule below:

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2009

3)

MINERAL CLAIM OPTION AGREEMENT (CONTINUED)

Payment No.	Amount	Date

1	2,000	9/30/2008
2	10,000	10/30/2008
3	13,000	9/1/2009

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

During the third quarter of 2008, the Company gave notice to its Assistant Secretary and the Option was terminated, thus nullifying any remaining option payments or exploration expenditures.  No exploration expenditures related to mineral claims acquired were incurred prior to the termination of the Option.

4)

BUSINESS PLAN AMENDMENT

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

In February 2009, the Company’s Board of Directors elected to implement a 6 to 1 forward split of its common shares.  As a result of the forward split, 9,250,000 of the Company’s common shares issued and outstanding at the time of the forward split increased to 55,500,000 common shares issued and outstanding.  These increased amounts have been retrospectively applied to the Company’s financial statements for all periods presented (see Note 5).

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2009

5)

STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 450,000,000 of common shares with a par value of $.001 per share.  Each share entitles the holder to one vote, in person or proxy, on any matter on which action of the shareholders of the Company is sought.

SHARE ISSUANCES

In February 2009, the Company’s Board of Directors elected to implement a 6 to 1 forward split of its common shares.  Prior to the forward split, the Company’s issued and outstanding common shares totaled 9,250,000, which represents common shares issued at $.001 per share, in exchange for $9,250.  As a result of the forward split, the Company’s common shares issued and outstanding increased to 55,500,000 common shares.  These increased amounts have been retrospectively applied to the Company’s financial statements for all periods presented.

CAPITAL CONTRIBUTIONS

During the years ended December 31, 2009 and 2008, the Company’s Assistant Secretary contributed $14,537 and $13,046, respectively.  These amounts represent waived contractual option fees (see Note 3), and payment on behalf of the Company of other operating expenditures.  Prior year contributions of $200 by the Assistant Secretary bring the total capital contributions to $27,783 as of December 31, 2009.  This amount has been included in additional paid-in capital, totaling ($18,467) as of December 31, 2009.

6)

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under ASC 740 to give effect to the resulting temporary differences which may arise from differences in the basis of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2009

6)

PROVISION FOR INCOME TAXES (CONTINUED)

Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry forwards totaled $48,207 for the period from inception to December 31, 2009, and will begin to expire in 2028.  Accordingly, deferred tax assets of approximately $16,872 were offset by a valuation allowance of the same amount.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, at inception. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position as of December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2009 and 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

7)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2009, the Company has negative working capital of $11,200 and an accumulated deficit totaling $11,200.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, successfully implement its newly adopted business plan and realize profitability, as well as recurring operating cash flows.  In response to these factors,

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2009

7)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS (CONTINUED)

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

8)

SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Michelle Pannoni, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of April 12, 2010, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Appointment

Michelle Pannoni	President, Director	42	12/28/2009

Dr. Lyn DaSylva	Vice President, Treasurer, Secretary, Director	50	12/28/2009

Current officers/directors are expected to hold said offices/positions until the next annual meeting of our stockholders.

Certain biographical information of our directors and officers is set forth below.

Michelle Pannoni, President, Director.  Ms. Pannoni has owned and operated several web based marketing and development companies specializing in commercial web based design and management of online delivery systems for electronic benefits, premium/incentives, member-based savings systems and affiliate marketing consolidator fulfillment programs.  Previously, she was president and owner of several web based marketing and development companies.  Ms.

Pannoni has experience in accounting and finance, electronic marketing, web-based program design, affiliate marketing and business development/management.

Dr. Lyn DaSylva, Vice President, Treasurer, Secretary, Director.  Dr. DaSylva is a private practitioner and multi-discipline clinic owner, has leveraged her academic and business background as marketer, trainer and consultant for over 20 years, to develop and promote global online training programs and marketing strategies for both the U.S. and International Health Care and private practice markets.

Most recently, Dr. DaSylva has been involved in the development of revolutionary assessment protocol targeted for delivery as Beta testing sites to NFL and Olympic Teams through credentialed health care and athletic training programs.

Term of Office

Our directors are elected for one-year terms, to hold office until the next annual general meeting of the stockholders, or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Employment Agreements

Our officers are our only employees and we do not have any employment agreements with them.

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

Board of Directors

We do not have an independent director.  We do not pay him for attending board meetings.  Our Directors are reimbursed, however, for expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Our director performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

As of December 31, 2009, we have not yet adopted a Code of Ethics.

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

Director Compensation

The members of the Company’s Board of Directors do not receive compensation, as such, at this time, but are paid consulting fees for specific services as incurred.

Stock Option Grants

As of the date of this Report, the Company has not granted any stock options

Employment Agreements

We do not have any employment or consultant agreements.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, the beneficial ownership of our common stock by our officers and directors, and any shareholders who beneficially own more than 5% of our common stock.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 55,500,000 shares of common stock issued and outstanding on December 31, 2009.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage Ownership of Common Stock
Ken Waters 2118 – 102nd Cresc. North Battleford, SK Canada, S9A 1J5	12,000,000	21.6%

Michelle Pannoni, President, Director	0	0%

Lyn DaSylva, VP, Treasurer, Secretary, Director	0	0%

Directors and Officers as a Group (2)	0	0%

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended December 31, 2008 and 2009 is set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008	Fiscal year ended December 31, 2009

Audit fees (1)	$8,400	$9,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$8,400	$9,500

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

Date:  April 15, 2010

THE CONNECT CORP.

By  /s/ Michelle Pannoni

Name:

Michelle Pannoni

Title:

President, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michelle Pannoni	President, Director	April 15, 2010
Michelle Pannoni
/s/ Lyn DaSylva	Vice President, Treasurer, Secretary, Director	April 15, 2010
Dr. Lyn DaSylva

32