Form 10-Q
period 2010-03-31
CONNECT Corp
filed 2010-05-21
CIK 1435039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes     [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ]  Yes     [ ] No

(Not required)

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

As of March 31, 2010, there were 55,500,000 common shares issued and outstanding

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to March 31, 2010

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Index to the Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to March 31, 2010

Balance Sheets (Unaudited) as of March 31, 2010 and December 31, 2009

Statements of Operations (Unaudited) for the three month period ended March 31, 2010,

and for the three month period ended March 31, 2009, and for the period from

April 27, 2007 (Inception) to March 31, 2010

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited) for the period from

April 27, 2007 (Inception) to March 31, 2010

5

Statements of Cash Flows (Unaudited) for the three month period ended March 31, 2010,

and for the three month period ended March 31, 2009, and for the period from

April 27, 2007 (Inception) to March 31, 2010

6

Notes to the Unaudited Financial Statements 7-15

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Balance Sheets

	March 31, 2010	December 31, 2009
	Unaudited
ASSETS	$ -	$ -
Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 6,430	$ 11,200
Total current liabilities	6,430	11,200

Stockholders' Deficit
Common stock, par value $0.001, 450,000,000 shares authorized, 55,500,000 shares issued and outstanding	55,500	55,500
Additional paid-in capital	(8,210)	(18,467)
Deficit accumulated during the development stage	(53,720)	(48,233)
Total stockholders' deficit	(6,430)	(11,200)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Statements of Operations (Unaudited)

	For the Three Month Period Ended March 31, 2010	For the Three Month Period Ended March 31, 2009	For the Period from April 27, 2007 (Inception) to March 31, 2010

Revenues:	$ -	$ -	$ -

Operating expenses:
Exploration costs	-	-	2,500
Selling, general and administrative	5,487	13,301	51,220
Operating loss before income taxes	(5,487)	(13,301)	(53,720)

Income tax (expense) benefit	-	-	-

Net loss available to common stockholders	$ (5,487)	$ (13,301)	$ (53,720)

Basic and diluted loss per common share	(0.00)	(0.00)

Weighted average shares outstanding	55,500,000	55,500,000

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Period from April 27, 2007 (Inception) to March 31, 2009

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)

Balance, April 27, 2007 (Inception)	-	$ -	$ -	$ -	$ -

Common shares issued for cash, $0.001 per share, May 31, 2007	55,500,000	55,500	(46,250)	-	9,250
Loss during the period from April 27, 2007 (Inception) to December 31, 2007	-	-	-	(200)	(200)
Contributed capital	-	-	200	-	200
Balance, December 31, 2007	55,500,000	55,500	(46,050)	(200)	9,250

Loss for the year ended December 31, 2008	-	-	-	(22,396)	(22,396)
Mining expenses contributed by related party	-	-	2,500	-	2,500
Contributed capital	-	-	10,546	-	10,546
Balance, December 31, 2008	55,500,000	55,500	(33,004)	(22,596)	(100)

Loss for the year ended December 31, 2009	-	-		(25,637)	(25,637)
Contributed capital	-	-	14,537	-	14,537
Balance, December 31, 2009	55,500,000	55,500	(18,467)	(48,233)	(11,200)

Loss for the three month period ended March 31, 2010	-	-	-	(5,487)	(5,487)
Contributed capital	-	-	10,257	-	10,257
Balance, March 31, 2010	55,500,000	$ 55,500	$ (8,210)	$ (53,720)	$ (6,430)

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the Three Month Period Ended March 31, 2010	For the Three Month Period Ended March 31, 2009	For the Period from April 27, 2007 (Inception) to March 31, 2010

Cash flows from operating activities:
Net loss	$ (5,487)	$ (13,301)	$ (53,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Mining expense contributed by related party	-	-	2,500
Change in operating liabilities:
Increase (decrease) in accounts payable	(4,770)	5,671	6,430
Net cash used in operating activities	(10,257)	(7,630)	(44,790)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from stock subscriptions receivable	-	-	9,250
Contributed capital	10,257	7,630	35,540
Net cash provided by financing activities	10,257	7,630	44,790

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

Supplemental Disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to March 31, 2010

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

2)

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to March 31, 2010

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to March 31, 2010

2)

STOCKHOLDERS’ EQUITY

CAPITAL CONTRIBUTIONS

During the three month periods ended March 31, 2010 and 2009, the Company’s Assistant Secretary who is also a shareholder contributed $10,257 and $7,630, respectively.  For the period from April 27, 2007 (Inception) to March 31, 2010, the Company’s Assistant Secretary has contributed of $35,540.  These amounts represent payment by the shareholder of certain recurring operating expenditures incurred on behalf of the Company. These contributed amounts have been included in additional paid-in capital, totaling ($8,210) as of March 31, 2010.

3)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2010, the Company has negative working capital of $6,430 and an accumulated deficit totaling $53,720.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to March 31, 2010

4)

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

As of March 31, 2010, the Company had not generated any revenues.  Since inception, the Company had incurred expenses of $53,720, consisting solely of mining, selling, and general and administrative expenses.  For the three-month period ended March 31, 2010, the Company had expenses totaling $5,487, compared to $13,301 for the same period in 2009.

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

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of March 31, 2010, he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit No.	Description
31.1	Certifications of Chief Financial Officer and Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Financial Officer and Principal Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                          THE CONNECT CORP.

Date May 20, 2010

/s/ Michelle Pannoni

Michelle Pannoni, President, Director