Form 10-Q
period 2010-06-30
CONNECT CORP
filed 2010-08-16
CIK 1435039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission File Number: 333-151312

THE CONNECT CORP.

(Exact name of registrant as specified in its charter)

Nevada

26-2230717

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

#203, 201 Cree Place, Saskatoon, Saskatchewan Canada

S7K 2Z3

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

As of June 30, 2010, there were 55,500,000 common shares issued and outstanding

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

The Connect Corporation

 (A Development Stage Company)

Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to June 30, 2010

The Connect Corporation

 (A Development Stage Company)

Index to the Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to June 30, 2010

Balance Sheets (Unaudited) as of June 30, 2010 and December 31, 2009

Statements of Operations (Unaudited) for the six month period ended March 31, 2010,

and for the six month period ended March 31, 2009, and for the three month period ended June 30, 2010, and for the three month period ended June 30, 2009,

and for the period from April 27, 2007 (Inception) to June 30, 2010

4

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited) for the period from

April 27, 2007 (Inception) to June 30, 2010

5

Statements of Cash Flows (Unaudited) for the six month period ended June 30, 2010,

and for the six month period ended June 30, 2009, and for the period from

April 27, 2007 (Inception) to June 30, 2010

6

Notes to the Unaudited Financial Statements 7-15

The Connect Corporation

 (A Development Stage Company)

Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS	$ -	$ -
Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	8,911	11,200
Total current liabilities	8,911	11,200

Stockholders' Deficit
Common stock, par value $0.001, 450,000,000 shares authorized, 55,500,000 shares issued and outstanding	55,500	55,500
Additional paid-in capital	(1,990)	(18,467)
Deficit accumulated during the development stage	(62,421)	(48,233)
Total stockholders' deficit	(8,911)	(11,200)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to the unaudited financial statements.

The Connect Corporation

 (A Development Stage Company)

Statements of Operations (Unaudited)

	For the Three Month Period Ended June 30, 2010	For the Three Month Period Ended June 30, 2009	For the Six Month Period Ended June 30, 2010	For the Six Month Period Ended June 30, 2009	For the Period From April 27, 2007 (Inception) to June 30, 2010

Revenues:	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Exploration costs	-	-	-	-	2,500
Selling, general and administrative	8,701	6,782	14,188	20,083	59,921
Operating loss before income taxes	(8,701)	(6,782)	(14,188)	(20,083)	(62,421)

Income tax (expense) benefit	-	-	-	-	-

Net loss available to common stockholders	$ (8,701)	$ (6,782)	$ (14,188)	$ (20,083)	$ (62,421)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	55,500,000	55,500,000	55,500,000	55,500,000

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Period from April 27, 2007 (Inception) to June 30, 2010

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Deficit

Balance, April 27, 2007 (Inception)	-	$ -	$ -	$ -	$ -
Common shares issued for cash, $0.001 per share, May 31, 2007	55,500,000	55,500	(46,250)	-	9,250
Loss during the period from April 27, 2007 (Inception) to December 31, 2007	-	-	-	(200)	(200)
Contributed capital	-	-	200	-	200
Balance, December 31, 2007	55,500,000	55,500	(46,050)	(200)	9,250
Loss for the year ended December 31, 2008	-	-	-	(22,396)	(22,396)
Mining expenses contributed by related party	-	-	2,500	-	2,500
Contributed capital	-	-	10,546	-	10,546
Balance, December 31, 2008	55,500,000	55,500	(33,004)	(22,596)	(100)
Loss for the year ended December 31, 2009	-	-		(25,637)	(25,637)
Contributed capital	-	-	14,537	-	14,537
Balance, December 31, 2009	55,500,000	55,500	(18,467)	(48,233)	(11,200)
Loss for the three month period ended March 31, 2010	-	-	-	(14,188)	(14,188)
Contributed capital	-	-	16,477	-	16,477
Balance, June 30, 2010	55,500,000	$ 55,500	$ (1,990)	$ (62,421)	$ (8,911)

See accompanying notes to the unaudited financial statements.

The Connect Corporation

 (A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the Six Month Period Ended June 30, 2010	For the Six Month Period Ended June 30, 2009	For the Period From April 27, 2007 (Inception) to June 30, 2010

Cash flows from operating activities:
Net loss	$ (14,188)	$ (20,083)	$ (62,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Mining expense contributed by related party	-	-	2,500
Change in operating liabilities:
Increase (decrease) in accounts payable	(2,289)	8,966	8,911
Net cash used in operating activities	(16,477)	(11,117)	(51,010)

Cash flows from investing activities:	$ -	$ -	$ -
Net cash provided by investing activities	$ -	$ -	$ -

Cash flows from financing activities:
Cash received from stock subscriptions receivable	-	-	9,250
Contributed capital	16,477	11,117	41,760
Net cash provided by financing activities	16,477	11,117	51,010

Net increase in cash	$ -	$ -	$ -
Cash at beginning of period	$ -	$ -	$ -
Cash at end of period	$ -	$ -	$ -

Supplemental Disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the unaudited financial statements.

The Connect Corporation

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to June 30, 2010

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

For the Period from April 27, 2007 (Inception) to June 30, 2010

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

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-20 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Connect Corporation

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to June 30, 2010

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Although the Company’s primary operations are based in Canada, the Company’s functional and reporting currency is the U.S. dollar.  Any transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 (ASC Topic 830), "Foreign Currency Translation" as follows:

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

No significant realized exchange gain or losses were recorded from April 27, 2007 (Inception) to June 30, 2010.

3)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2010, the Company has negative working capital of $8,911 and an accumulated deficit totaling $62,421.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The Connect Corporation

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to June 30, 2010

3)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS (CONTINUED)

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4)

CHANGE IN MANAGEMENT / BOARD OF DIRECTORS

In June, 2010, the Company’s Vice President, Secretary, Treasurer, and member of the Company’s Board of Directors resigned her positions.  In addition, in June, 2010, an additional member of the Company’s Board of Directors resigned his position.  In both instances, no disagreement arose between the parties and the Company regarding the Company’s operations, policies or practices.

5)

SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date of this report and determined there are no additional events to disclose.

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

As of June 30, 2010, the Company had not generated any revenues.  Since inception, the Company had incurred expenses of $62,421, consisting solely of mining, selling, and general and administrative expenses.  For the three month period ended June 30, 2010, the Company had expenses of $8,701, compared to $6,782 for the same period in 2009.  For the six-month period ended June 30, 2010, the Company had expenses totaling $14,188, compared to $20,.083 for the same period in 2009.

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

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based upon his evaluation as of June 30, 2010, he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

Date August 16, 2010

/s/ Ken Waters

Ken Waters, Chairman