Form 10-Q
period 2010-09-30
CONNECT CORP
filed 2010-11-18
CIK 1435039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 17, 2010, there were 55,500,000 common shares issued and outstanding

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

The Connect Corporation

 (A Development Stage Company)

Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to September 30, 2010

The Connect Corporation

 (A Development Stage Company)

Index to the Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to September 30, 2010

Balance Sheets (Unaudited) as of September 30, 2010 and December 31, 2009

4

Statements of Operations (Unaudited) for the three month period ended

September 30, 2010, and for the three month period ended September 30, 2009,

and for the nine month period ended September 30, 2010, and for the nine month period ended September 30, 2009, and for the period from April 27, 2007 (Inception) to September 30, 2010  5

Statements of Cash Flows (Unaudited) for the nine month period ended September 30, 2010, and for the nine month period ended September 30, 2009, and for the period from

April 27, 2007 (Inception) to September 30, 2010

6

Notes to the Unaudited Financial Statements 7-10

The Connect Corporation

 (A Development Stage Company)

Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS	$ -	$ -
Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	13,172	11,200
Total current liabilities	13,172	11,200

Stockholders' Deficit
Common stock, par value $0.001, 450,000,000 shares authorized, 55,500,000 shares issued and outstanding	55,500	55,500
Additional paid-in capital	(1,509)	(18,467)
Deficit accumulated during the development stage	(67,163)	(48,233)
Total stockholders' deficit	(13,172)	(11,200)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to the unaudited financial statements.

The Connect Corporation

 (A Development Stage Company)

Statements of Operations (Unaudited)

	For the Three Month Period Ended September 30, 2010	For the Three Month Period Ended September 30, 2009	For the Nine Month Period Ended September 30, 2010	For the Nine Month Period Ended September 30, 2009	For the Period From April 27, 2007 (Inception) to September 30, 2010

Revenues:	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Exploration costs	-	-	-	-	2,500
Selling, general and administrative	4,742	4,092	18,930	24,175	64,663
Operating loss before income taxes	(4,742)	(4,092)	(18,930)	(24,175)	(67,163)

Income tax (expense) benefit	-	-	-	-	-

Net loss available to common stockholders	$ (4,742)	$ (4,092)	$ (18,930)	$ (24,175)	$ (67,163)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	55,500,000	55,500,000	55,500,000	55,500,000

See accompanying notes to the unaudited financial statements.

The Connect Corporation

 (A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the Nine Month Period Ended September 30, 2010	For the Nine Month Period Ended September 30, 2009	For the Period From April 27, 2007 (Inception) to September 30, 2010

Cash flows from operating activities:
Net loss	$ (18,930)	$ (24,175)	$ (67,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Mining expense contributed to paid-in capital	-	-	2,500
Change in operating liabilities:
Increase (decrease) in accounts payable	1,972	5,620	13,172
Net cash used in operating activities	(16,958)	(18,555)	(51,491)

Cash flows from investing activities:	$ -	$ -	$ -
Net cash provided by investing activities	$ -	$ -	$ -

Cash flows from financing activities:
Cash received from stock subscriptions receivable	-	-	9,250
Contributed capital	16,958	18,555	42,241
Net cash provided by financing activities	16,958	18,555	51,491

Net increase in cash	$ -	$ -	$ -
Cash at beginning of period	$ -	$ -	$ -
Cash at end of period	$ -	$ -	$ -

Supplemental Disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the unaudited financial statements.

The Connect Corporation

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to September 30, 2010

1)

ORGANIZATION

Formerly known as Adicus Energy Corporation, the Company was incorporated on April 27, 2007 in the State of Nevada.  In February, 2009, the Company changed its name to The Connect Corporation.  The Company’s headquarters are based in the state of Saskatoon, Saskatchewan Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

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

For the Period from April 27, 2007 (Inception) to September 30, 2010

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Connect Corporation

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to September 30, 2010

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

No significant realized exchange gain or losses were recorded from April 27, 2007 (Inception) to September 30, 2010.

3)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2010, the Company has negative working capital of $13,172 and an accumulated deficit totaling $67,163.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations,

The Connect Corporation

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to September 30, 2010

3)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS (CONTINUED)

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

As of September 30, 2010, the Company had not generated any revenues.  Since inception, the Company had incurred expenses of $67,163, consisting solely of mining, selling, and general and administrative expenses.  For the three month period ended September 30, 2010, the Company had expenses of $4,742, compared to $4,092 for the same period in 2009.  For the nine-month period ended September 30, 2010, the Company had expenses totaling $18,930, compared to $24,175 for the same period in 2009.

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

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based upon his evaluation as of September 30, 2010, he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

Date November 17, 2010

/s/ Ken Waters

Ken Waters, Chairman