Form 10-K
period 2010-12-31
CONNECT CORP
filed 2011-04-15
CIK 1435039

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2010

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-138927

THE CONNECT CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-2230717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#203, 201 Cree Place
Saskatchewan, Canada	S7K 2Z3
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (800) 609-0775

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

Yes  [X]    No [  ]

As of April 12, 2011, there were 55,500,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 43,500,000 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is approximately $43,500,000.

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

TABLE OF CONTENTS

Item Number and Caption

Page

Cautionary Statements Regarding Forward-Looking Information

4

Description Of Business

4

Item 1A. Risk Factors.

6

Item 1B.

Unresolved Staff Comments.

6

Item 2.

Properties.

6

Item 3.

Legal Proceedings.

6

Item 4.

(Removed and Reserved).

6

Part II

……………………………………………………………………………………………7

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.  7

Item 6.

Selected Financial Data.

7

Item 7.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.  7

Item 8 – Financial Statements And Supplementary Data.

9

Item 9.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure  25

Item 9A.[T]

Controls And Procedures

25

Item 9B.

Other Information

26

Part III

……………………………………………………………………………………………26

Item 10.

Directors, Executive Officers, And Corporate Governance

26

Item 11.

Executive Compensation

27

Item 12.

Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters  28

Item 13.

Certain Relationships And Related Transactions, And Director Independence

29

Item 14.

Principal Accountant Fees And Services

29

Part IV

……………………………………………………………………………………………30

Item 15.

Exhibits And Financial Statement Schedules

30

Signatures

31

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

As of December 31, 2010, we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.  Please refer to note 7 of our financial statements.

We have a total of 450,000,000 authorized common shares with a par value of $0.001 per share, and have 55,500,000 common shares issued and outstanding as of December 31, 2010.

We completed a Form S-1 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 7,250,000 shares of our common stock in connection with an offering of the 7,250,000 shares by the selling stockholders.

Our principal offices are located at #203, 201 Cree Place, Saskatoon, Saskatchewan, Canada, S7K 2Z3, and our telephone number is (800) 609-0775.

Business Development

Connect Corp. has no revenues and limited operations.  We have sustained losses since inception, April 27, 2007, to December 31, 2010 of $74,244, $26,011, and $25,637 for the years ended December 31, 2010 and 2009 respectively, and rely solely upon loans from our corporate officers and directors for funding.

Connect Corp. has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.  The Company, its directors, officers, affiliates, and promoters have not and do not have any present intentions to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

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

Because of our inability to raise sufficient capital to launch our business model, we have temporarily placed the launching of our product on hold.  We continue to seek financing and will explore other potential business opportunities over the next twelve (12) months.

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

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

“Bid” and “ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “CNNC.OB” until January 20, 2011.  Currently our stock is traded on the OTCQB market, formerly known as the Pink Sheets.  Our stock is infrequently traded.  Below is a table showing the high and low asking price for the stock since it began trading.

Quarter Ended	High	Low	Close
11/10/08 – 12/31/08	$0.10	$0.10	$0.10
3/31/09	$0.00	$0.00	$0.10
6/30/09	$1.00	$0.65	$0.71
9/30/09	$0.00	$0.00	$0.71
12/31/09	$1.02	$1.00	$1.02
3/31/10	$1.02	$1.02	$1.02
6/30/10	$1.02	$1.00	$1.02
9/30/10	$1.00	$0.99	$1.00
12/31/10	$1.46	$1.00	$1.46

As of April 12, 2011, we had 30 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, we did not issue any securities without registration under the Securities Act of 1933.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have generated no revenues since inception (April 27, 2007) and have incurred $26,011  in expenses for the year ended December 31, 2010.

The following table provides selected financial data about our company as of and for the year ended December 31, 2010.

Balance Sheet Data:	December 31, 2010	December 31, 2009

Cash	$-	-
Total assets	$-	-
Total liabilities	$5,699	11,200
Stockholders' deficit	$(5,699)	(11,200)

Net cash provided by financing activities for the year ended December 31, 2010, was $31,512, consisting of $31,512 in contributed capital.

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

As of December 31, 2010, our cash and total assets were $0 and our total liabilities were $5,699.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Audited Financial Statements

For the Period from April 27, 2007

(Inception) to December 31, 2010

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Index to the Audited Financial Statements

For the Period from April 27, 2007

(Inception) to December 31, 2010

Report of Independent Registered Public Accounting Firm

11

Balance Sheets as of December 31, 2010 and 2009

12

Statements of Operations for the years ended December 31, 2010 and 2009,

and for the period from April 27, 2007 (Inception) to December 31, 2010

13

Statement of Changes in Stockholders’ Deficit for the period from

April 27, 2007 (Inception) to December 31, 2010

14

Statements of Cash Flows for the years ended December 31, 2010 and 2009,

and for the period from April 27, 2007 (Inception) to December 31, 2010

15

Notes to the Audited Financial Statements

16-24

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Connect Corporation

We have audited the accompanying balance sheets of The Connect Corporation (a development stage company) (the Company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and for the period of April 27, 2007 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Connect Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the two years ended December 31, 2010 and 2009, and for the period of April 27, 2007 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 15, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS	$ -	$ -
Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	5,699	11,200
Total current liabilities	5,699	11,200

Stockholders' Deficit
Common stock, par value $0.001, 450,000,000 shares authorized, 55,500,000 shares issued and outstanding	55,500	55,500
Additional paid-in capital	13,045	(18,467)
Deficit accumulated during the development stage	(74,244)	(48,233)
Total stockholders' deficit	(5,699)	(11,200)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to the audited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period From April 27, 2007 (Inception) to December 31, 2010

Revenues:	$ -	$ -	$ -

Operating expenses:
Exploration costs	-	-	2,500
Selling, general and administrative	26,011	25,637	71,744
Operating loss before income taxes	(26,011)	(25,637)	(74,244)

Income tax (expense) benefit	-	-	-

Net loss available to common stockholders	$ (26,011)	$ (25,637)	$ (71,244)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	55,500,000	55,500,000

See accompanying notes to the audited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from April 27, 2007 (Inception) to December 31, 2010

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit

Balance, April 27, 2007 (Inception)	-	$ -	$ -	$ -	$ -

Common shares issued for cash, $0.001 per share, May 31, 2007	55,500,000	55,500	(46,250)	-	9,250
Loss during the period from April 27, 2007 (Inception) to December 31, 2007	-	-	-	(200)	(200)
Contributed capital	-	-	200	-	200
Balance, December 31, 2007	55,500,000	55,500	(46,050)	(200)	9,250
Loss for the year ended December 31, 2008	-	-	-	(22,396)	(22,396)
Mining expenses contributed by related party	-	-	2,500	-	2,500
Contributed capital	-	-	10,546	-	10,546
Balance, December 31, 2008	55,500,000	55,500	(33,004)	(22,596)	(100)
Loss for the year ended December 31, 2009	-	-		(25,637)	(25,637)
Contributed capital	-	-	14,537	-	14,537
Balance, December 31, 2009	55,500,000	55,500	(18,467)	(48,233)	(11,200)
Loss for the year ended December 31, 2010	-	-	-	(26,011)	(26,011)
Contributed capital	-	-	31,512	-	31,512
Balance, December 31, 2010	55,500,000	$ 55,500	$ 13,045	$ (74,244)	$ (5,699)

See accompanying notes to the audited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period From April 27, 2007 (Inception) to December 31, 2010

Cash flows from operating activities:
Net loss	$ (26,011)	$ (25,637)	$ (74,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Mining expense contributed by related party	-	-	2,500
Change in operating liabilities:
Increase (decrease) in accounts payable	(5,501)	11,100	5,699
Net cash used in operating activities	(31,512)	(14,537)	(66,045)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from stock subscriptions receivable	-	-	9,250
Contributed capital	31,512	14,537	56,795
Net cash provided by financing activities	31,512	14,537	66,045

Net increase in cash	$ -	$ -	$ -
Cash at beginning of period	$ -	$ -	$ -
Cash at end of period	$ -	$ -	$ -

Supplemental Disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the audited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2010

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

2)

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2010

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 in cash and cash equivalents as of December 31, 2010 and 2009.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2010 and 2009:

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2010

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	December 31, 2010	December 31, 2009

Net loss	$ (26,011)	$ (25,637)

Weighted average shares outstanding (Basic)	55,500,000	55,500,000
Options	-	-
Warrants	-	-

Weighted average shares outstanding (Diluted)	55,500,000	55,500,000

Net loss per common share (Basic and Diluted)	$ (0.00)	$ (0.00)

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

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2010

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-02 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

For the Period from April 27, 2007 (Inception) to December 31, 2010

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

No significant realized exchange gain or losses were recorded from April 27, 2007 (Inception) to December 31, 2010.

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

For the Period from April 27, 2007 (Inception) to December 31, 2010

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

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2010

5)

STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 450,000,000 common shares with a par value of $.001 per share.  Each share entitles the holder to one vote, in person or proxy, on any matter on which action of the shareholders of the Company is sought.

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

CAPITAL CONTRIBUTIONS

During the years ended December 31, 2010 and 2009, the Company’s Assistant Secretary contributed $31,512 and $14,537, respectively.  These amounts represent payment on behalf of the Company of operating expenditures.  Prior year contributions of $10,746 by the Assistant Secretary bring the total capital contributions to $56,795 as of December 31, 2010.  This amount has been included in additional paid-in capital, totaling $13,045 as of December 31, 2010.

6)

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under ASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the basis of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2010

6)

PROVISION FOR INCOME TAXES (CONTINUED)

Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry forwards totaled $26,011 and $25,637 for the periods ended December 31, 2010 and 2009, respectively, and will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $10,404 and $10,255 were offset by a valuation allowance for each respective year.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on April 27, 2007. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position as of December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2010 and 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

7)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2010, the Company has negative working capital of $5,699 and an accumulated deficit totaling $73,244.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, successfully implementing its newly adopted business plan and realizing

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Audited Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2010

7)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS (CONTINUED)

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

8)

SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date of this report.  Accordingly, the Company’s Assistant Secretary paid $5,573 on behalf of the Company, representing operating expenditures since the balance sheet date.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, or persons acting as such, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of April 12, 2011, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Appointment

Ken Waters	Chairman of the Board	39	Since inception

Current officers/directors are expected to hold said offices/positions until the next annual meeting of our stockholders.

Certain biographical information of our directors and officers is set forth below.

Mr. Ken Waters is our sole director and is currently acting as our sole officer.  Mr. Waters was appointed to these positions on January 15, 2008.  Mr. Waters holds a Bachelor of Arts and Sciences degree from the University of Saskatchewan.  In the last six years, Mr. Waters has been working as a hotel management consultant for several hotels in Western Canada’s oil and gas belt.  Mr. Waters presently devotes approximately 15% of his time to the business.

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

Code of Ethics

As of December 31, 2010, we have not yet adopted a Code of Ethics.

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

Stock Option Grants

As of the date of this Report, the Company has not granted any stock options.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, the beneficial ownership of our common stock by our officers and directors, and any shareholders who beneficially own more than 5% of our common stock.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 55,500,000 shares of common stock issued and outstanding on December 31, 2010.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage Ownership of Common Stock
Ken Waters 2118 – 102nd Cresc. North Battleford, SK Canada, S9A 1J5	12,000,000	21.6%

Directors and Officers as a Group (1)	12,000,000	21.6%

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended December 31, 20010 and 2009 is set forth in the table below:

Fee Category	Fiscal year ended December 31, 2010	Fiscal year ended December 31, 2009

Audit fees (1)	$10,250	$9,500
Audit-related fees (2)		0
Tax fees (3)	$1,000	0
All other fees (4)	0	0
Total fees	$11,250	$9,500

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

Date:  April 15, 2011                                               THE CONNECT CORP.

By  /s/ Ken Waters

Name:

Ken Waters

Title:

Acting Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ken Waters	Acting Principal Accounting and Financial Officer, Chairman	April 15, 2011
Ken Waters

31