Form 10-Q
period 2011-03-31
CONNECT CORP
filed 2011-05-20
CIK 1435039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission File Number: 333-151312

THE CONNECT CORP.

(Exact name of registrant as specified in its charter)

Nevada

26-2230717

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

#203, 201 Cree Place, Saskatchewan Canada

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

As of March 31, 2011, there were 55,500,000 common shares issued and outstanding

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to March 31, 2011

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Index to the Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to March 31, 2011

Balance Sheets (Unaudited) as of March 31, 2011 and December 31, 2010

5

Statements of Operations (Unaudited) for the three month periods ended,

March 31, 2011 and 2010; and for the period from April 27, 2007 (Inception) to

March 31, 2011

6

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

  for the period from April 27, 2007 (Inception) to March 31, 2011

7

Statements of Cash Flows (Unaudited) for the three month periods ended,

March 31, 2011 and 2010; and for the period from April 27, 2007 (Inception) to March 31,

2011

8

Notes to the Unaudited Financial Statements

9-11

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS	$ -	$ -
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	339	5,699
Total current liabilities	339	5,699

Stockholders' Deficit
Common stock, par value $0.001, 450,000,000 shares authorized, 55,500,000 shares issued and outstanding	55,500	55,500
Additional paid-in capital	23,202	13,045
Deficit accumulated during the development stage	(79,041)	(74,244)
Total stockholders' deficit	(339)	(5,699)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Statements of Operations (Unaudited)

	For the Three Month Period Ended March 31, 2011	For the Three Month Period Ended March 31, 2010	For the Period from April 27, 2007 (Inception) to March 31, 2011

Revenues:	$ -	$ -	$ -

Operating expenses:
Exploration costs	-	-	2,500
Selling, general and administrative	4,797	5,487	76,541
Operating loss before income taxes	(4,797)	(5,487)	(79,041)

Income tax (expense) benefit	-	-	-

Net loss available to common stockholders	$ (4,797)	$ (5,487)	$ (79,041)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	55,500,000	55,500,000

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Period from April 27, 2007 (Inception) to March 31, 2011

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Deficit

Balance, April 27, 2007 (Inception)	-	$ -	$ -	$ -	$ -

Common shares issued for cash, $0.001 per share, May 31, 2007	55,500,000	55,500	(46,250)	-	9,250
Loss during the period from April 27, 2007 (Inception) to December 31, 2007	-	-	-	(200)	(200)
Contributed capital	-	-	200	-	200
Balance, December 31, 2007	55,500,000	55,500	(46,050)	(200)	9,250
Loss for the year ended December 31, 2008	-	-	-	(22,396)	(22,396)
Mining expenses contributed by related party	-	-	2,500	-	2,500
Contributed capital	-	-	10,546	-	10,546
Balance, December 31, 2008	55,500,000	55,500	(33,004)	(22,596)	(100)
Loss for the year ended December 31, 2009	-	-		(25,637)	(25,637)
Contributed capital	-	-	14,537	-	14,537
Balance, December 31, 2009	55,500,000	55,500	(18,467)	(48,233)	(11,200)
Loss for the year ended December 31, 2010	-	-	-	(26,011)	(26,011)
Contributed capital	-	-	31,512	-	31,512
Balance, December 31, 2010	55,500,000	55,500	13,045	(74,244)	(5,699)
Loss for the three month period ended March 31, 2011	-	-	-	(4,797)	(4,797)
Contributed capital	-	-	10,157	-	10,157
Balance, March 31, 2011	55,500,000	$ 55,500	$ 23,202	$ (79,041)	$ (339)

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the Three Month Period Ended March 31, 2011	For the Three Month Period Ended March 31, 2010	For the Period from April 27, 2007 (Inception) to March 31, 2011

Cash flows from operating activities:
Net loss	$ (4,797)	$ (5,487)	$ (79,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Mining expense contributed by related party			2,500
Change in operating liabilities:
Increase (decrease) in accounts payable	(5,360)	(4,770)	339
Net cash used in operating activities	(10,157)	(10,257)	(76,202)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from stock subscriptions receivable	-	-	9,250
Contributed capital	10,157	10,257	66,952
Net cash provided by financing activities	10,157	10,257	76,202

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

Supplemental Disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to March 31, 2011

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

For the Period from April 27, 2007 (Inception) to March 31, 2011

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-04 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no

The Connect Corporation

(Formerly Iron Head Mining Corporation)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to March 31, 2011

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

current applicability to the Company or their effect on the financial statements would not have been significant.

3)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2011, the Company has negative working capital of $339 and an accumulated deficit totaling $79,041.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

7)

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

As of March 31, 2011, the Company had not generated any revenues.  Since inception, the Company had incurred expenses of $79,041, consisting primarily of exploration costs, selling, general and administrative expenses.  For the three month period ended March 31, 2011, the Company had expenses of $4,797, compared to $5,487 for the same period in 2109.

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

.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of March 31, 2011, he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

                                                                          THE CONNECT CORP.

Date May 19, 2011

/s/ Ken Waters

Ken Waters, Chairman, Principal Financial Officer, Principal Executive Officer