Form 10-Q
period 2011-06-30
CONNECT CORP
filed 2011-08-22
CIK 1435039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File Number: 333-151312

THE CONNECT CORPORATION

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

As of August 22, 2011, there were 55,500,000 common shares issued and outstanding

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

The Connect Corporation

(A Development Stage Company)

Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to June 30, 2011

The Connect Corporation

(A Development Stage Company)

Index to the Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to June 30, 2011

Balance Sheets (Unaudited) as of June 30, 2011 and December 31, 2010

4

Statements of Operations (Unaudited) for the six month periods ended

June 30, 2011 and 2010; and for the three month periods ended June 30, 2011 and 2010; and for the period from April 27, 2007 (Inception) to June 30, 2011

5

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

  for the period from April 27, 2007 (Inception) to June 30, 2011

6

Statements of Cash Flows (Unaudited) for the six month periods ended

June 30, 2011 and 2010; and for the period from April 27, 2007 (Inception)

to June 30, 2011

7

Notes to the Unaudited Financial Statements

8-10

The Connect Corporation

(A Development Stage Company)

Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS	$ -	$ -
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	8,235	5,699
Total current liabilities	8,235	5,699

Stockholders' Deficit
Common stock, par value $0.001, 450,000,000 shares authorized, 55,500,000 shares issued and outstanding	55,500	55,500
Additional paid-in capital	26,406	13,045
Deficit accumulated during the development stage	(90,141)	(74,244)
Total stockholders' deficit	(8,235)	(5,699)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(A Development Stage Company)

Statements of Operations (Unaudited)

	For the Three Month Period Ended June 30, 2011	For the Three Month Period Ended June 30, 2010	For the Six Month Period Ended June 30, 2011	For the Six Month Period Ended June 30, 2010	For the Period from April 27, 2007 (Inception) to June 30, 2011

Revenues:	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Exploration costs	-	-	-	-	2,500
Selling, general and administrative	11,100	8,701	15,897	14,188	87,641
Operating loss before income taxes	(11,100)	(8,701)	(15,897)	(14,188)	(90,141)

Income tax (expense) benefit	-	-	-	-	-

Net loss available to common stockholders	$ (11,100)	$ (8,701)	$ (15,897)	$ (14,188)	$ (90,141)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	55,500,000	55,500,000	55,500,000	55,500,000

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Period from April 27, 2007 (Inception) to June 30, 2011

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Deficit
	Shares	Amount

Balance, April 27, 2007 (Inception)	-	$ -	$ -	$ -	$ -

Common shares issued for cash, $0.001 per share, May 31, 2007	55,500,000	55,500	(46,250)	-	9,250
Loss during the period from April 27, 2007 (Inception) to December 31, 2007	-	-	-	(200)	(200)
Contributed capital	-	-	200	-	200
Balance, December 31, 2007	55,500,000	55,500	(46,050)	(200)	9,250
Loss for the year ended December 31, 2008	-	-	-	(22,396)	(22,396)
Mining expenses contributed by related party	-	-	2,500	-	2,500
Contributed capital	-	-	10,546	-	10,546
Balance, December 31, 2008	55,500,000	55,500	(33,004)	(22,596)	(100)
Loss for the year ended December 31, 2009	-	-		(25,637)	(25,637)
Contributed capital	-	-	14,537	-	14,537
Balance, December 31, 2009	55,500,000	55,500	(18,467)	(48,233)	(11,200)
Loss for the year ended December 31, 2010	-	-	-	(26,011)	(26,011)
Contributed capital	-	-	31,512	-	31,512
Balance, December 31, 2010	55,500,000	55,500	13,045	(74,244)	(5,699)
Loss for the six month period ended June 30, 2011	-	-	-	(15,897)	(15,897)
Contributed capital	-	-	13,361	-	13,361
Balance, June 30, 2011	55,500,000	$ 55,500	$ 26,406	$ (90,141)	$ (8,235)

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the Six Month Period Ended June 30, 2011	For the Six Month Period Ended June 30, 2010	For the Period from April 27, 2007 (Inception) to June 30, 2011

Cash flows from operating activities:
Net loss	$ (15,897)	$ (14,188)	$ (90,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Mining expense contributed by related party			2,500
Change in operating liabilities:
Increase (decrease) in accounts payable	2,536	(2,289)	8,235
Net cash used in operating activities	(13,361)	(16,477)	(79,406)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from stock subscriptions receivable	-	-	9,250
Contributed capital	13,361	16,477	70,156
Net cash provided by financing activities	13,361	16,477	79,406

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

Supplemental Disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to June 30, 2011

1)

ORGANIZATION

Formerly known as Adicus Energy Corporation, the Company was incorporated on April 27, 2007 in the State of Nevada.  In February, 2009, the Company changed its name to The Connect Corporation  The Company’s headquarters are based in the state of Saskatoon, Saskatchewan Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

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

The Connect Corporation

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to June 30, 2011

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Connect Corporation

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to June 30, 2011

3)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2011, the Company has negative working capital of $8,235 and an accumulated deficit totaling $90,141.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, successfully implement its adopted business plan and realize profitability, as well as recurring operating cash flows.  In response to these factors, management intends to raise additional funds through public or private placement offerings, and to expedite to the extent possible the implementation of its adopted business plan.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Connect Corporation is a Nevada corporation originally incorporated as Adicus Energy Corp. on April 27, 2007.  We changed our name on October 16, 2007, to Iron Head Mining Corporation.  On March 17, 2009, we filed a Certificate of Amendment changing our name to The Connect Corporation

Our previous business focus was on mineral exploration.  In January 2008, we obtained an option to acquire a 100% interest in a mineral claim located in the Smithers Mining Region in the Province of British Columbia, Canada.  The option was terminated due to our inability to meet option payment and exploration cost requirements.  Since that time, the Company has undergone a revision to its business plan.

Since the adoption of its revised business plan, the Company has continued to focus its efforts on the raising of equity capital for the completion and launch of its web-based membership savings system, which will offer families options to reduce their monthly spending.  Through the savings website, members will have access to discounts, sales, and other venues for saving on purchases.  Vendors will supply these savings to members and pay Connect Corporation a commission.  Products available through the website will include everything from groceries to dining, travel, shopping, banking, and more everyday expenses.

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

As of June 30, 2011, the Company had not generated any revenues.  Since inception, the Company had incurred expenses of $90,141, consisting primarily of exploration costs, selling, and general and administrative expenses.  For the six month period ended June 30, 2011, the Company had expenses of $15,897, compared to $14,188 for the same period in 2010.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of June 30, 2011, he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Information

On August 4, 2011, the Board of Directors approved an amendment and restatement of the Company’s bylaws, in their entirety.  The amended bylaws are attached hereto as Exhibit 3.  The amended bylaws primarily reduced the number of shareholders required to approve corporate action by written consent of shareholders to a majority, as permitted pursuant to Nevada law.

Item 6.  Exhibits

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit No.	Description
3.1	Amended and Restated Bylaws
31.1	Certifications of Chief Financial Officer and Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Financial Officer and Principal Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                          THE CONNECT CORPORATION

Date August22, 2011

/s/ Ken Waters

Ken Waters, Chairman, Principal Financial Officer, Principal Executive Officer