Form 10-Q
period 2011-09-30
CONNECT CORP
filed 2011-11-17
CIK 1435039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 55,500,000 common shares issued and outstanding

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

The Connect Corporation

 (A Development Stage Company)

Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to September 30, 2011

The Connect Corporation

(A Development Stage Company)

Index to the Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to September 30, 2011

Balance Sheets (Unaudited) as of September 30, 2011 and December 31, 2010

3

Statements of Operations (Unaudited) for the three month periods ended September 30,

2011 and 2010; and for the nine month periods ended September 30, 2011 and 2010;

and for the period from April 27, 2007 (Inception) to September 30, 2011

4

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

  for the period from April 27, 2007 (Inception) to September 30, 2011

5-6

Statements of Cash Flows (Unaudited) for the nine month periods ended September 30,

2011 and 2010; and for the period from April 27, 2007 (Inception) to September 30,

2011

7

Notes to the Unaudited Financial Statements

8-10

The Connect Corporation

(A Development Stage Company)

Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS	$ -	$ -
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	10,474	5,699
Total current liabilities	10,474	5,699

Stockholders' Deficit
Common stock, par value $0.001, 450,000,000 shares authorized, 55,500,000 shares issued and outstanding	55,500	55,500
Additional paid-in capital	32,654	13,045
Deficit accumulated during the development stage	(98,628)	(74,244)
Total stockholders' deficit	(10,474)	(5,699)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(A Development Stage Company)

Statements of Operations (Unaudited)

	For the Three Month Period Ended September 30, 2011	For the Three Month Period Ended September 30, 2010	For the Nine Month Period Ended September 30, 2011	For the Nine Month Period Ended September 30, 2010	For the Period from April 27, 2007 (Inception) to September 30, 2011

Revenues:	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Exploration costs	-	-	-	-	2,500
Selling, general and administrative	8,487	4,742	24,384	18,930	96,128
Operating loss before income taxes	(8,487)	(4,742)	(24,384)	(18,930)	(98,628)

Income tax (expense) benefit	-	-	-	-	-

Net loss available to common stockholders	$ (8,487)	$ (4,742)	$ (24,384)	$ (18,930)	$ (98,628)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	55,500,000	55,500,000	55,500,000	55,500,000

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Period from April 27, 2007 (Inception) to September 30, 2011

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Deficit

Balance, April 27, 2007 (Inception)	-	$ -	$ -	$ -	$ -
Common shares issued for cash, $0.001 per share, May 31, 2007	55,500,000	55,500	(46,250)	-	9,250
Loss during the period from April 27, 2007 (Inception) to December 31, 2007	-	-	-	(200)	(200)
Contributed capital	-	-	200	-	200
Balance, December 31, 2007	55,500,000	55,500	(46,050)	(200)	9,250
Loss for the year ended December 31, 2008	-	-	-	(22,396)	(22,396)
Mining expenses contributed by related party	-	-	2,500	-	2,500
Contributed capital	-	-	10,546	-	10,546
Balance, December 31, 2008	55,500,000	55,500	(33,004)	(22,596)	(100)
Loss for the year ended December 31, 2009	-	-		(25,637)	(25,637)
Contributed capital	-	-	14,537	-	14,537
Balance, December 31, 2009	55,500,000	55,500	(18,467)	(48,233)	(11,200)
Loss for the year ended December 31, 2010	-	-	-	(26,011)	(26,011)
Contributed capital	-	-	31,512	-	31,512
Balance, December 31, 2010	55,500,000	55,500	13,045	(74,244)	(5,699)
Loss for the nine month period ended September 30, 2011	-	-	-	(24,384)	(24,384)
Contributed capital	-	-	19,609	-	19,609
Balance, September 30, 2011	55,500,000	$ 55,500	$ 32,654	$ (98,628)	$ (10,474)

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the Nine Month Period Ended September 30, 2011	For the Nine Month Period Ended September 30, 2010	For the Period from April 27, 2007 (Inception) to September 30, 2011

Cash flows from operating activities:
Net loss	$ (24,384)	$ (18,930)	$ (98,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Mining expense contributed by related party	-	-	2,500
Change in operating liabilities:
Increase (decrease) in accounts payable	4,775	1,972	10,474
Net cash used in operating activities	(19,609)	(16,958)	(85,654)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from stock subscriptions receivable	-	-	9,250
Contributed capital	19,609	16,958	76,404
Net cash provided by financing activities	19,609	16,958	85,654

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

Supplemental Disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the unaudited financial statements.

The Connect Corporation

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to September 30, 2011

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

For the Period from April 27, 2007 (Inception) to September 30, 2011

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no

The Connect Corporation

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to September 30, 2011

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

current applicability to the Company or their effect on the financial statements would not have been significant.

3)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2011, the Company has negative working capital of $10,474 and an accumulated deficit totaling $98,628.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Connect Corporation is a Nevada corporation originally incorporated as Adicus Energy Corp. on April 27, 2007.  We changed our name on October 16, 2007, to Iron Head Mining Corporation.  On March 17, 2009, we filed a Certificate of Amendment changing our name to The Connect Corporation.

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

As of September 30, 2011, the Company had not generated any revenues.  Since inception, the Company had incurred expenses of $98,628, consisting primarily of exploration costs, selling, and general and administrative expenses.  For the nine month period ended September 30, 2011, the Company had expenses of $24,384, compared to $18,930 for the same period in 2010.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of September 30, 2011, he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit No.	Description
3.1	Amended and Restated Bylaws
31.1	Certifications of Chief Financial Officer and Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Financial Officer and Principal Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                          THE CONNECT CORPORATION

Date November 15, 2011

/s/ Ken Waters

Ken Waters, Chairman, Principal Financial Officer, Principal Executive Officer