Form 10-K
period 2011-12-31
IFCI INTERNATIONAL CORP.
filed 2012-04-16
CIK 1435039

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-138927

IFCI INTERNATIONAL CORP.
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

Yes  [X]    No [  ]

As of June 30, 2011, there were 55,500,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 43,500,000 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is approximately $63,510,000.

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

TABLE OF CONTENTS

Item Number and Caption

Page

Cautionary statements regarding forward-looking information

4

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 1A.

RISK FACTORS.

6

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

6

ITEM 2.

PROPERTIES.

6

ITEM 3.

LEGAL PROCEEDINGS.

6

ITEM 4.

MINE SAFETY DISCLOSURES

6

PART II

7

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.  7

ITEM 6.

SELECTED FINANCIAL DATA.

7

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  8

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

10

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  25

ITEM 9A.

CONTROLS AND PROCEDURES

25

ITEM 9B.

OTHER INFORMATION

26

PART III

26

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

26

ITEM 11.

EXECUTIVE COMPENSATION

27

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  28

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  29

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

PART IV

30

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

30

SIGNATURES

32

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

All references in this Form 10-K to the “Company,” “IFCI” “we,” “us,” or “our” are to IFCI International Corp.

ITEM 1.  DESCRIPTION OF BUSINESS

General Information

IFCI International Corp. (“IFCI” or the “Company”) was incorporated in the State of Nevada on April 27, 2007, as Adicus Energy Corp.  We changed our name on October 16, 2007, to Iron Head Mining Corp., and subsequently to The Connect Corp. on March 17, 2009.  On December 13, 2011, we changed our name to IFCI International Corp.  We were previously in the business of mineral exploration and mining.  The Company changed its business plan earlier in the year and is currently focusing on additional business opportunities.

As of December 31, 2011, we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.  Please refer to note 5 of our financial statements.

We have a total of 450,000,000 authorized common shares with a par value of $0.001 per share, and have 55,500,000 common shares issued and outstanding as of December 31, 2011.

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

Our principal offices are located at #203, 201 Cree Place, Saskatoon, Saskatchewan, Canada, S7K 2Z3, and our telephone number is (800) 609-0775.

Business Development

IFCI has no revenues and limited operations.  We have sustained losses since inception, April 27, 2007, to December 31, 2011 of $115,618, $41,374, and $26,011 for the years ended December 31, 2011 and 2010 respectively, and rely solely upon loans from our corporate officers and directors for funding.

IFCI has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.  The Company, its directors, officers, affiliates, and promoters have not and do not have any present intentions to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

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

Since the adoption of its revised business plan, the Company continued to focus its efforts on the raising of equity capital for the completion and launch of its web-based membership savings system, which will offer families options to reduce their monthly spending.  Because of our inability to raise sufficient capital to launch our business model, we have temporarily placed the launching of our product on hold.  We continue to seek financing and will explore other potential business opportunities over the next twelve (12) months.

In December, 2011, the Company entered into a Letter of Intent with IFinance Canada, Inc. (a Canadian corporation).  It is the intent of both parties to enter into a definitive agreement by which shares of both parties will be exchanged.  While negotiations are still underway, to date, no such agreement has been reached.

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

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

“Bid” and “ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) until January 20, 2011.  Currently our stock is traded on the OTCQB market, formerly known as the Pink Sheets, under the symbol “IFCI.OTCQB”.  Our stock is infrequently traded.  Below is a table showing the high and low asking price for the stock since it began trading.

Quarter Ended	High	Low	Close
11/10/08 – 12/31/08	$0.10	$0.10	$0.10
3/31/09	$1.00	$0.75	$0.77
6/30/09	$0.71	$0.71	$0.71
9/30/09	$0.71	$0.71	$0.71
12/31/09	$1.02	$1.00	$1.02
3/31/10	$1.02	$1.02	$1.02
6/30/10	$1.02	$1.00	$1.02
9/30/10	$1.00	$0.99	$1.00
12/31/10	$1.46	$1.00	$1.46
03/31/11	$1.46	$1.46	$1.46
06/30/11	$1.46	$1.46	$1.46
09/30/11	$1.46	$1.05	$1.05
12/31/11	$1.92	$1.05	$1.92

As of April 4, 2012, we had 30 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2011, we did not issue any securities without registration under the Securities Act of 1933.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have generated no revenues since inception (April 27, 2007) and have incurred $41,374 in expenses for the year ended December 31, 2011.

The following table provides selected financial data about our company as of and for the year ended December 31, 2011.

Balance Sheet Data:	December 31, 2010	December 31, 2010

Cash	$-	-
Total assets	$-	-
Total liabilities	$10,057	5,699
Stockholders' deficit	$(10,057)	(5,699)

Net cash provided by financing activities for the year ended December 31, 2011, was $37,016, consisting of $37,016 in contributed capital.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from business operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Since inception our main source for cash has been the sale of our equity securities.  Upon inception, we issued 9,250,000 shares of common stock at $.001 par value to 30 stockholders, including our officer and director, for $9,250 in cash.  In April, 2009, the Company executed a 6:1 forward split of its common stock, increasing the number of shares held by these shareholders to 55,500,000.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of December 31, 2011 our cash and total assets were $0 and our total liabilities were $10,057.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Audited Financial Statements

For the Period from April 27, 2007

(Inception) to December 31, 2011

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Index to the Financial Statements

For the Period from April 27, 2007

(Inception) to December 31, 2011

Balance Sheets as of December 31, 2011 and December 31, 2010

13

Statements of Operations for the year ended December 31, 2011 and 2010;

and for the period from April 27, 2007 (Inception) to December 31, 2011

14

Statement of Changes in Stockholders’ Equity (Deficit) for the period from

April 27, 2007 (Inception) to December 31, 2011

15

Statements of Cash Flows for the year ended December 31, 2011 and 2010;

and for the period from April 27, 2007 (Inception) to December 31, 2011

16

Notes to the Financial Statements

17-19

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS	$ -	$ -
Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	10,057	5,699
Total current liabilities	10,057	5,699

Stockholders' Deficit
Common stock, par value $0.001, 450,000,000 shares authorized, 55,500,000 shares issued and outstanding	55,500	55,500
Additional paid-in capital	50,061	13,045
Deficit accumulated during the development stage	(115,618)	(74,244)
Total stockholders' deficit	(10,057)	(5,699)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to the financial statements.

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from April 27, 2007 (Inception) to December 31, 2011

Revenues:	$ -	$ -	$ -

Operating expenses:
Exploration costs	-	-	2,500
Selling, general and administrative	41,374	26,011	113,118
Operating loss before income taxes	(41,374)	(26,011)	(115,618)

Income tax (expense) benefit	-	-	-

Net loss available to common stockholders	$ (41,374)	$ (26,011)	$ (115,618)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	55,500,000	55,500,000

See accompanying notes to the financial statements.

IFCI International Corporation

(Formerly The Connect Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders’ (Deficit)

For the Period from April 27, 2007 (Inception) to December 31, 2011

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Developoment Stage	Total Stockholders' Deficit

Balance, April 27, 2007 (Inception)	-	$ -	$ -	$ -	$ -
Common shares issued for cash, $0.001 per share, May 31, 2007	55,500,000	55,500	(46,250)	-	9,250
Loss during the period from April 27, 2007 (Inception) to December 31, 2007	-	-	-	(200)	(200)
Contributed capital	-	-	200	-	200
Balance, December 31, 2007	55,500,000	55,500	(46,050)	(200)	9,250
Loss for the year ended December 31, 2008	-	-	-	(22,396)	(22,396)
Mining expenses contributed by related party	-	-	2,500	-	2,500
Contributed capital	-	-	10,546	-	10,546
Balance, December 31, 2008	55,500,000	55,500	(33,004)	(22,596)	(100)
Loss for the year ended December 31, 2009	-	-		(25,637)	(25,637)
Contributed capital	-	-	14,537	-	14,537
Balance, December 31, 2009	55,500,000	55,500	(18,467)	(48,233)	(11,200)
Loss for the year ended December 31, 2010	-	-	-	(26,011)	(26,011)
Contributed capital	-	-	31,512	-	31,512
Balance, December 31, 2010	55,500,000	55,500	13,045	(74,244)	(5,699)
Loss for the year ended December 31, 2011	-	-	-	(41,374)	(41,374)
Contributed capital	-	-	37,016	-	37,016
Balance, December 31, 2011	55,500,000	$ 55,500	$ 50,061	$ (115,618)	$ (10,057)

See accompanying notes to the financial statements.

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from April 27, 2007 (Inception) to December 31, 2011

Cash flows from operating activities:
Net loss	$ (41,374)	$ (26,011)	$ (115,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Mining expense contributed by related party	-	-	2,500
Change in operating liabilities:
Increase (decrease) in accounts payable	4,358	(5,501)	10,057
Net cash used in operating activities	(37,016)	(31,512)	(103,061)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from stock subscriptions receivable	-	-	9,250
Contributed capital	37,016	31,512	93,811
Net cash provided by financing activities	37,016	31,512	103,061

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

Supplemental Disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the financial statements.

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Notes to the Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2011

1)

ORGANIZATION

Formerly known as Adicus Energy Corporation, the Company was incorporated on April 27, 2007 in the State of Nevada.  In October, 2007, the Company changed its name to Iron Head Mining Corporation.  In March, 2009, the Company changed its name to The Connect Corporation.  The Company’s headquarters are based in the city of Saskatoon, Saskatchewan Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

Formerly an exploration stage company that primarily engaged in the acquisition, exploration, and development of resource properties, the Company is currently a development stage company that seeks to identify organizations that have attained critical mass thresholds of members, affiliates, and customers with established electronic communication and delivery systems.  The Company provides value added benefits to these organizations that can significantly enhance the financial well-being through the cost effective electronic installation of the Net Savings Connection web based savings system.  To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

During 2011, the Company changed its name from The Connect Corporation to IFCI International Corporation in anticipation of a business purchase combination expected to occur in 2012.  The business purchase has not occurred as of the date of this report.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in ASC 915 “Accounting and Reporting by Development Stage Enterprises.”  The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement its planned, principal activities.

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Notes to the Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2011

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months at original purchase date, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 in cash and cash equivalents as of December 31, 2011 and 2010.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Notes to the Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2011

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	December 31, 2011	December 31, 2010

Net loss	$ (41,374)	$ (26,011)

Weighted average shares outstanding (Basic)	55,500,000	55,500,000
Options	-	-
Warrants	-	-

Weighted average shares outstanding (Diluted)	55,500,000	55,500,000

Net loss per common share (Basic and Diluted)	$ (0.00)	$ (0.00)

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

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Notes to the Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2011

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Notes to the Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2011

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

No significant realized exchange gain or losses were recorded from April 27, 2007 (Inception) to December 31, 2011.

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

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Notes to the Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2011

4)

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

CAPITAL CONTRIBUTIONS

During the years ended December 31, 2011 and 2010, the Company’s Assistant Secretary contributed $37,016 and $31,512, respectively.  These amounts represent payment on behalf of the Company of operating expenditures. Prior year’s contributions of $27,783 by the Assistant Secretary bring the total capital contributions to $96,311 by all officers as of December 31, 2011.  This amount has been included in additional paid-in capital, totaling $50,061 as of December 31, 2011.

5)

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

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Notes to the Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2011

5)

PROVISION FOR INCOME TAXES (CONTINUED)

Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry forwards generated in 2011 and 2010 were $41,374 and $26,011, respectively, and will begin to expire in 2030.  Accordingly, deferred tax assets of approximately $14,481 and $9,104 were offset by a valuation allowance for each respective year.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on April 27, 2007. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position as of December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2011 and 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

6)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2011, the Company has negative working capital of $10,057 and an accumulated deficit totaling $115,618.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, successfully implementing its newly adopted business plan and realizing

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Notes to the Financial Statements

For the Period from April 27, 2007 (Inception) to December 31, 2011

6)

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

7)

SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date of this report and determined that there are no additional events to disclose.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 was effective.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of April 4, 2012, with respect to our directors and executive officers.

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

Code of Ethics

As of December 31, 2011, we have not yet adopted a Code of Ethics.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2011, the beneficial ownership of our common stock by our officers and directors, and any shareholders who beneficially own more than 5% of our common stock.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 55,500,000 shares of common stock issued and outstanding on December 31, 2011.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended December 31, 2011 and 2010 is set forth in the table below:

Fee Category	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010

Audit fees (1)	$13,000	$10,250
Audit-related fees (2)	0	0
Tax fees (3)	1,000	$1,000
All other fees (4)	0	0
Total fees	$14,000	$11,250

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance (2)

101.SCH*	XBRL Taxonomy Extension Schema(2)

101.CAL*	XBRL Taxonomy Calculation(2)

101.DEF*	XBRL Taxonomy Definition(2)

101.LAB*	XBRL Taxonomy Labels(2)

101.PRE*	XBRL Taxonomy Presention(2)

(1)

Filed with the Securities and Exchange Commission on May 30, 2008 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s

Registration Statement on Form S-1 (file no. 333-151312), which exhibit is incorporated herein by reference.

(2)

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 13, 2012

IFCI INTERNATIONAL CORP.

By  /s/ Ken Waters

Name:

Ken Waters

Title:

Acting Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ken Waters	Acting Principal Accounting and Financial Officer, Chairman	April 13, 2012
Ken Waters