Form 10-Q
period 2012-03-31
IFCI INTERNATIONAL CORP.
filed 2012-05-18
CIK 1435039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number: 333-151312

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

As of May 15, 2012, there were 55,500,000 common shares issued and outstanding

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to March 31, 2012

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Index to the Financial Statements (Unaudited)

For the Period from April 27, 2007

(Inception) to March 31, 2012

Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011

4

Statements of Operations (Unaudited) for the three month periods ended March 31, 2012 and 2011; and for the period from

April 27, 2007 (Inception) to March 31, 2012

5

Statements of Cash Flows (Unaudited) for the three month periods ended March 31, 2012 and 2011; and for the period from April 27, 2007

(Inception) to March 31, 2012

6

Notes to the Financial Statements (Unaudited)

7-12

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS	$ -	$ -
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	8,055	10,057
Total current liabilities	8,055	10,057

Stockholders' Deficit
Common stock, par value $0.001, 450,000,000 shares authorized, 55,500,000 shares issued and outstanding	55,500	55,500
Additional paid-in capital	58,036	50,061
Deficit accumulated during the development stage	(121,591)	(115,618)
Total stockholders' deficit	(8,055)	(10,057)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to the unaudited financial statements.

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Statements of Operations (Unaudited)

	For the Three Month Period Ended March 31, 2012	For the Three Month Period Ended March 31, 2011	For the Period from April 27, 2007 (Inception) to March 31, 2012

Revenues:	$ -	$ -	$ -

Operating expenses:
Exploration costs	-	-	2,500
Selling, general and administrative	5,973	4,797	119,091
Operating loss before income taxes	(5,973)	(4,797)	(121,591)

Income tax (expense) benefit	-	-	-

Net loss available to common stockholders	$ (5,973)	$ (4,797)	$ (121,591)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	55,500,000	55,500,000

See accompanying notes to the unaudited financial statements.

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the Three Month Period Ended March 31, 2012	For the Three Month Period Ended March 31, 2011	For the Period from April 27, 2007 (Inception) to March 31, 2012

Cash flows from operating activities:
Net loss	$ (5,973)	$ (4,797)	$ (121,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Mining expense contributed by related party	-	-	2,500
Change in operating liabilities:
Increase (decrease) in accounts payable	(2,002)	(5,360)	8,055
Net cash used in operating activities	(7,975)	(10,157)	(111,036)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from stock subscriptions receivable	-	-	9,250
Contributed capital	7,975	10,157	101,786
Net cash provided by financing activities	7,975	10,157	111,036

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

Supplemental Disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the unaudited financial statements.

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to March 31, 2012

1)

ORGANIZATION

Formerly known as Adicus Energy Corporation, IFCI International Corporation (the “Company”) was incorporated on April 27, 2007 in the State of Nevada.  In October, 2007, the Company changed its name to Iron Head Mining Corporation.  In February, 2009, the Company changed its name to The Connect Corporation.  The Company’s headquarters are based in the city of Saskatoon, Saskatchewan Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

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

For the Period from April 27, 2007 (Inception) to March 31, 2012

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had no cash and cash equivalents as of March 31, 2012 and December 31, 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the three month periods March 31, 2012 and 2011:

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to March 31, 2012

2)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the Three Month Period Ended March 31, 2012	For the Three Month Period Ended March 31, 2011

Net loss	$ (5,973)	$ (4,797)

Weighted average shares outstanding (Basic)	55,500,000	55,500,000
Options	-	-
Warrants	-	-

Weighted average shares outstanding (Diluted)	55,500,000	55,500,000

Net loss per common share (Basic and Diluted)	$ (0.00)	$ (0.00)

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

For the Period from April 27, 2007 (Inception) to March 31, 2012

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

3)

STOCKHOLDERS’ EQUITY

CAPITAL CONTRIBUTIONS

During the three month periods ended March 31, 2012 and 2011, the Company’s Assistant Secretary contributed $7,975 and $10,157, respectively.  These amounts represent payment on behalf of the Company of operating expenditures. As of March 31, 2012 and December 31, 2011 the Company’s Assistant Secretary has contributed $101,786 and $93,811, respectively.  This amount has been included in additional paid-in capital, totaling $58,036 and $50,061 as of March 31, 2012 and December 31, 2011, respectively.

4)

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to March 31, 2012

4)

PROVISION FOR INCOME TAXES (CONTINUED)

reported for tax purposes. Deferred taxes are provided in the financial statements under ASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the basis of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry forwards totaling $121,591 and $115,618 as of March 31, 2012 and December 31, 2011, respectively, will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $42,557 and $40,466 were offset by a valuation allowance for each respective year.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on April 27, 2007. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position as of March 31, 2012 and December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of March 31, 2012 and December 31, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

5)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2012, the Company has negative working capital of $8,055 and an accumulated deficit totaling $121,591.  The Company intends to fund operations through equity financing arrangements, which may be insufficient

IFCI International Corporation

(Formerly The Connect Corporation)

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Period from April 27, 2007 (Inception) to March 31, 2012

5)

GOING CONCERN AND LIQUIDITY CONSIDERATIONS (CONTINUED)

to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, successfully implementing its newly adopted business plan and realizing profitability, as well as recurring operating cash flows.  In response to these factors, management intends to raise additional funds through public or private placement offerings, and to expedite to the extent possible the implementation of its newly adopted business plan.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6)

SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date of this report and determined that there are no additional events to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

IFCI International Corp. is a Nevada corporation originally incorporated as Adicus Energy Corp. on April 27, 2007.  We changed our name on October 16, 2007, to Iron Head Mining Corporation.  On March 17, 2009, we filed a Certificate of Amendment changing our name to The Connect Corporation.  On December 31, 2011, we changed our name to IFCI International Corp.  We were previously in the business of mineral exploration and mining.  The Company changed its business plan earlier in 2012 and is currently focusing on additional business opportunities.

As of March 31, 2012, the Company had not generated any revenues.  Since inception, the Company had incurred expenses of $121,591, consisting primarily of exploration costs, selling, and general and administrative expenses.  For the three month period ended March 31, 2012, the Company had expenses of $5,973, compared to $4,797 for the same period in 2011.

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

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

                                                                          IFCI INTERNATIONAL CORP.

Date May 16, 2012

/s/ Ken Waters

Ken Waters, Chairman, Principal Financial Officer, Principal Executive Officer